Form 10-K
period 2023-12-31
WisdomTree Bitcoin Fund
filed 2024-03-29
CIK 1850391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year   ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________
Commission file number 1-03480

WISDOMTREE BITCOIN FUND

(formerly WisdomTree Bitcoin Trust)

(Exact name of registrant as specified in its charter)

Delaware	99-6119726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 34th Street, 3rd Floor
New York, New York 10119
(866) 909-9473
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest of WisdomTree Bitcoin Fund	BTCW	Cboe BZX Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

State the aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2023: N/A.

As of March 26, 2024, WisdomTree Bitcoin Fund had 1,060,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

GLOSSARY OF DEFINED TERMS

In this Annual report, each of the following terms have the meanings set forth after such term:

“1933 Act”: The Securities Act of 1933, as amended.

“1934 Act”: The Exchange Act of 1934, as amended.

“1940 Act”: Investment Company Act of 1940, as amended.

“Authorized Participant”: One that purchases or redeems Baskets from or to the Trust.

“Basket”: A block of 5,000 Shares used by the Trust to issue or redeem Shares.

“Benchmark Administrator”: CF Benchmarks Ltd. as administrator of the Reference Rate.

“Bitcoin Custodian”: Coinbase Custodian Trust Company LLC.

“bitcoin platform”: An online trading platform where bitcoin is sold.

“Business Day”: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

“Cash Custodian”: State Street Bank and Trust Company.

“CEA”: Commodity Exchange Act.

“CFTC”: Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and options in the United States.

“DTC”: The Depository Trust Company. DTC is the securities depository for the Shares.

“DTC Participant”: An entity that has an account with DTC, such as banks, brokers, dealers and trust companies.

“Exchange”: Cboe BZX Exchange, Inc.

“FinCEN”: U.S. Department of the Treasury’s Financial Crimes Enforcement Network.

“FINRA”: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

“GAAP”: Generally accepting accounting principles in the U.S.

“Indirect Participants”: Banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly.

“IRS”: U.S. Internal Revenue Service.

“MSB”: Money Services Business.

“NAV”: Net asset value of the Trust.

“Reference Rate”: CME CF Bitcoin Reference Rate - New York Variant

“SEC”: The U.S. Securities and Exchange Commission.

“Shares”: Common shares of beneficial interest in the Trust.

“Sponsor”: WisdomTree Digital Commodity Services, LLC.

“Shareholders”: Holders of Shares.

“Transfer Agent”: State Street Bank and Trust Company.

“Trust Administrator” or “Administrator”: State Street Bank and Trust Company.

“Trust Agreement”: The Second Amended and Restated Trust Agreement of WisdomTree Bitcoin Fund, dated as of January 6, 2024, as may be further amended and restated from time to time.

“Trust”: WisdomTree Bitcoin Fund.

“Trustee”: Delaware Trust Company.

“You”: The owner or holder of Shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of the Trust. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this annual report that address activities, events or developments that will or may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this annual report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this annual report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this annual report refer to the Trust.

PART I

ITEM 1. BUSINESS

Summary

WisdomTree Bitcoin Fund (the “Trust”) is an exchange-traded fund that issues common shares of beneficial interest that are listed on the Cboe BZX Exchange, Inc. and which began trading under the ticker symbol “BTCW” on January 11, 2024. The purpose of the Trust is to gain exposure to the price of bitcoin by holding bitcoin and valuing its Shares daily based on the Reference Rate. Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of bitcoin held by the Trust’s custodian on behalf of the Trust.

The Trust is a Delaware statutory trust, formed on March 8, 2021, pursuant to the Delaware Statutory Trust Act. The Trust operates pursuant to the Trust Agreement. Delaware Trust Company, a Delaware trust company, is the Trustee of the Trust. The Trust is managed and controlled by the Sponsor, WisdomTree Digital Commodity Services, LLC, a limited liability company formed in the state of Delaware on March 5, 2021. Coinbase Custody Trust Company LLC is the Bitcoin Custodian of the Trust that holds all of the Trust’s bitcoin on the Trust’s behalf.

The fiscal year of the Trust is the calendar year and the Trust has no fixed termination date. The Sponsor may select an alternate fiscal year. The Trust does not have any directors, officers or employees. The Trust is managed by the Sponsor and pays the Sponsor a sponsor’s fee.

The Trust is not registered as an investment company under the 1940 Act and the Sponsor is not registered as an investment adviser under the Investment Advisers Act of 1940. The Trust does not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor, nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the Shares.

The number of outstanding Shares is expected to increase and decrease from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of bitcoin represented by the NAV of the Baskets being created or redeemed. The total amount of bitcoin required for the creation of Baskets is based on the combined net assets represented by the number of Baskets being created or redeemed.

Further information about the Trust or the Shares can be obtained from the website at www.wisdomtree.com/investments. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto) filed with, or furnished to, the SEC, are made available, free of charge, at that website as soon as reasonably practicable after such documents are so filed or furnished. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing. Further, any reference to the URLs of a website is intended to be inactive textual references only.

The Trust’s Investment Objective and Strategies

The Trust’s investment objective is to gain exposure to the price of bitcoin, less expenses and liabilities of the Trust’s operations. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the value of bitcoin as reflected by the Reference Rate, which is an independently calculated value based on an aggregation of executed trade flow of major bitcoin spot platforms. The Reference Rate currently uses substantially the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), including utilizing the same five bitcoin platforms, which is the underlying rate to determine settlement of CME bitcoin futures contracts, except that the Reference Rate is calculated as of 4 pm Eastern Time (“ET”), whereas the BRR is calculated as of 4 pm London time. There can be no assurance that the Trust will achieve its investment objective. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of bitcoin. Accordingly, the Sponsor does not speculatively sell bitcoin at times when its price is high nor does the Sponsor speculatively acquire bitcoin at low prices in the expectation of future price increases. The Trust does not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective. Except with respect to securing the repayment of Trade Credits, the Sponsor and the service providers do not loan or pledge the Trust’s assets, nor do the Trust’s assets serve as collateral for any loan or similar arrangement.

When the Trust sells or redeems its Shares, it does so in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). These transactions take place in exchange for cash. Subject to the Exchange receiving the necessary regulatory approval to permit the Trust to create and redeem Shares in-kind for bitcoin (“In-Kind Regulatory Approval”) these transactions may also take place in exchange for bitcoin. For a subscription of Shares, the subscription is in the amount of cash needed to purchase the amount of bitcoin represented by the Basket being created as calculated by the Administrator. For a redemption of Shares, the Sponsor arranges for the bitcoin represented by the Basket to be sold and the cash proceeds distributed. Authorized Participants deliver cash to the Trust’s account with the Cash Custodian in exchange for Shares when they purchase Shares, and receive cash from the Cash Custodian, as applicable, when they redeem Shares with the Trust. The Transfer Agent facilitates the processing of purchase and sale orders in Baskets from the Trust. The Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares. Further, Authorized Participants do not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a third-party with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process.

An investment in the Shares is intended to be:

•	Easily Accessible. As the Shares are listed on the Exchange, investors can invest in a portfolio comprised of bitcoin through a traditional brokerage account. The Trust provides investors with the opportunity to access the market for bitcoin through a traditional brokerage account without the potential barriers to entry or certain of the risks involved with holding or transferring bitcoin directly, acquiring it from a bitcoin platform, or mining it. Investors may be able to more effectively implement strategic and tactical asset allocation strategies by investing in the Shares as compared to other means of investing in bitcoin.

•	Exchange-traded and Transparent. The Shares trade on the Exchange, providing investors with an efficient means to implement various investment strategies. Furthermore, the Trust’s holdings in bitcoin are posted at www.wisdomtree.com/investments on a daily basis, providing investors with a clear and timely picture of the Trust’s holdings in bitcoin.

•	Competitively Priced. The Sponsor’s fee and certain other expenses paid by the Trust represent costs to an investor in the Shares. An investor’s decision to purchase Shares may be influenced by such fees and expenses relative to the costs associated with investing in bitcoin by other means.

Bitcoin, Bitcoin Market, Bitcoin Platforms and Regulation of Bitcoin

In this annual report, Bitcoin with an upper case “B” is used to describe the system as a whole that is involved in maintaining the ledger of bitcoin ownership and facilitating the transfer of bitcoin among parties. When referring to the digital asset within the Bitcoin network, bitcoin is written with a lower case “b” (except at the beginning of sentences or paragraph sections, as below).

Bitcoin

Bitcoin is a digital asset that can be transferred among participants on the Bitcoin network on a peer-to-peer basis via the internet. Unlike other means of electronic payments, bitcoin can be transferred without the use of a central administrator or clearing agency. Because a central party is not necessary to administer bitcoin transactions or maintain the bitcoin ledger, the term decentralized is often used in descriptions of bitcoin.

Bitcoin Network

Bitcoin was first described in a white paper released in 2008 and published under the name “Satoshi Nakamoto.” The protocol underlying Bitcoin was subsequently released in 2009 as open-source software and currently operates on a worldwide network of computers.

The first step in using bitcoin for transactions is generally to download specialized software referred to as a “bitcoin wallet.” A user’s bitcoin wallet can run on a computer or smartphone, and can be used both to “send” and to “receive” bitcoin by attributing a certain amount of bitcoin to the user’s wallet address. Within a bitcoin wallet, a user can sometimes generate one or more unique “bitcoin addresses,” which are conceptually similar to bank account numbers on the Bitcoin blockchain and are associated with a pair of public and private keys. After establishing a bitcoin address, a user can send or receive bitcoin from his or her bitcoin address to another user’s address using the public and private keys. Sending bitcoin from one bitcoin address to another is similar in concept to sending a bank wire from one person’s bank account to another person’s bank account.

The amount of bitcoin associated with each bitcoin address is listed in a public ledger, referred to as a “blockchain.” Copies of the Bitcoin blockchain exist on thousands of computers on the Bitcoin network throughout the internet. A user’s bitcoin wallet will either contain a copy of the Bitcoin blockchain or be able to connect with another computer that holds a copy of the Bitcoin blockchain.

When a bitcoin user wishes to transfer bitcoin to another user, the sender must first request a bitcoin address from the recipient. The sender then uses his or her bitcoin wallet software to create a data packet containing the proposed addition (often referred to as a “transaction”) to the Bitcoin blockchain. The proposed transaction would reduce the sender’s address and increase the recipient’s address by the amount of bitcoin desired to be transferred, and is sent on a peer-to-peer basis to other computers participating in the Bitcoin network.

Bitcoin Protocol

Bitcoin is an open-source project with no official company or group that controls the Bitcoin network, and anyone can review the underlying code and suggest changes. There are, however, a number of individual developers that regularly contribute to a specific distribution of Bitcoin software known as the “Bitcoin Core,” and who loosely oversee the development of its source code. There are many other compatible versions of Bitcoin software, but Bitcoin Core is the most widely adopted and currently provides the de facto standard for the Bitcoin protocol. The core developers are able to access, and can alter, the Bitcoin network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin network’s source code. However, because Bitcoin has no central authority, the release of updates to the Bitcoin network’s source code by the core developers does not guarantee that the updates will be automatically adopted by the other participants in the Bitcoin network. Users and miners must accept any changes made to the Bitcoin source code by downloading the proposed modification of the Bitcoin network’s source code. A modification of the Bitcoin network’s source code is effective only with respect to those Bitcoin users and miners who choose to download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Risk Factors-Risks Associated with bitcoin and the Bitcoin network-A temporary or permanent “fork” of the Bitcoin blockchain could adversely affect an investment in the Trust.” Consequently, as a practical matter, a modification to the source code becomes part of the Bitcoin network only if accepted by participants collectively having most of the processing power on the Bitcoin network. There have been several prominent forks in the Bitcoin network, including forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others.

At this time, Shareholders will not receive the benefits of any forks, and the Trust will not participate in any airdrop, notwithstanding that it may be permitted under the Trust Agreement. Therefore, the only cryptocurrency or digital asset that the Trust may hold, barring separate regulatory approval, is bitcoin. We refer to the right to receive any such benefit (i.e., the right to participate in or benefit from a fork, airdrop or similar event) as an “Incidental Right” and any such digital asset acquired through an Incidental Right as “IR Virtual Currency.” The Sponsor is under no obligation to realize any economic benefit from any Incidental Rights or IR Virtual Currency on behalf of the Trust. With respect to any fork, airdrop or similar event, the Trust will, at the direction of the Sponsor, permanently and irrevocably abandon any Incidental Rights or IR Virtual Currency for no consideration. As the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency, the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency.

Although the Sponsor is under no obligation to do so, the inability to realize any economic benefit from a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in bitcoin directly rather than purchasing Shares. The Sponsor’s policy with respect to the Trust’s treatment of Incidental Rights or IR Virtual Currency can only be changed by the Exchange filing an application with the SEC seeking the SEC’s approval to amend its listing rules. In the event that the Exchange receives approval to amend its listing rules and the Sponsor seeks to change the Trust’s policy with respect to forks or airdrops, the Shareholders will be given 60 days’ advance notice via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Bitcoin Transactions

A bitcoin transaction is similar in concept to an irreversible digital check. The transaction contains the sender’s bitcoin address, the recipient’s bitcoin address, the amount of bitcoin to be sent, a transaction fee and the sender’s digital signature. The sender’s use of his or her digital signature enables participants on the Bitcoin network to verify the authenticity of the bitcoin transaction.

A user’s digital signature is generated via usage of the user’s so-called “private key,” one of two numbers in a so-called cryptographic “key pair.” A key pair consists of a “public key” and its corresponding private key, both of which are lengthy alphanumeric codes, derived together and possessing a unique relationship.

Public keys are associated with bitcoin addresses that are publicly known and can accept a bitcoin transfer. Private keys are used to sign transactions that initiate the transfer of bitcoin from a sender’s bitcoin address to a recipient’s bitcoin address. Only the holder of the private key associated with a particular bitcoin address can digitally sign a transaction proposing a transfer of bitcoin from that particular bitcoin address.

A user’s public key bitcoin address may be safely distributed, but a user’s private key must be kept in accordance with appropriate controls and procedures to ensure it is used only for legitimate and intended transactions. Only by using a private key can a bitcoin user create a digital signature to transfer bitcoin to another user. In addition, if an unauthorized third person learns of a user’s private key, that third person could “forge” the user’s digital signature and send the user’s bitcoin to any bitcoin public key address, thereby stealing the user’s bitcoin.

The usage of key pairs is a cornerstone of the Bitcoin network. This is because the use of a private key is the only mechanism by which a bitcoin transaction can be signed. If a private key is lost, the corresponding bitcoin is thereafter permanently non-transferable. Moreover, the theft of a private key enables the thief immediate and unfettered access to the corresponding bitcoin. Bitcoin users must therefore understand that in this regard, bitcoin is a bearer asset, similar to cash: that is, the person or entity in control of the private key corresponding to a particular quantity of bitcoin has de facto control of the bitcoin. For large quantities of bitcoin, holders often employ sophisticated security measures. For a discussion of how the Trust secures its bitcoin, see the section titled “The Bitcoin Custodian”.

The Bitcoin network incorporates a system to prevent double spending of a single bitcoin. To prevent the possibility of double- spending a single bitcoin, each validated transaction is recorded, time stamped and publicly displayed in a “block” in the Bitcoin blockchain, which is publicly available. Thus, the Bitcoin network provides confirmation against double-spending by memorializing every transaction in the Bitcoin blockchain, which is publicly accessible and downloaded in part or in whole by all users of the Bitcoin network software program.

The process by which bitcoin are created and bitcoin transactions are verified is called mining. To begin mining, a user, or “miner,” can download and run special mining software, which, like regular Bitcoin network software programs, turns the user’s computer into a “node” on the Bitcoin network, and also has the ability to validate transactions and add new blocks of transactions to the blockchain.

Miners, through the use of the bitcoin software program, engage in a set of prescribed complex mathematical calculations imposed by the Bitcoin network’s software protocol, called “proof of work”, in order to validate proposed transactions and bundle them into a data packet known as a “block.” The first miner who successfully solves the cryptographic puzzle imposed by the Bitcoin network’s software protocol is permitted to add a block of transactions to the Bitcoin blockchain and is rewarded by a grant of newly-issued bitcoin, known as the “block reward.” Bitcoin is created and allocated by the Bitcoin network protocol and distributed through a “mining” process subject to a strict, well-known issuance schedule. Block rewards for mining are the method by which new bitcoin is issued. The supply of bitcoin is limited to 21 million by the Bitcoin network’s software protocol and as of December 31, 2023, there were approximately 19.5 million bitcoin in existence.

Confirmed and validated bitcoin transactions are recorded in blocks added to the Bitcoin blockchain. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of bitcoin to the miner who added the new block. Each unique block can only be solved and added to the Bitcoin blockchain by one miner; as a result, individual miners and mining pools on the Bitcoin network engage in a competitive process of constantly increasing their computing power to improve their individual likelihood of solving new blocks. As more miners join the Bitcoin network and its processing power increases, or if miners leave the Bitcoin network and its processing power declines, the Bitcoin network adjusts the complexity of a block-solving equation to maintain a predetermined pace of adding a new block to the Bitcoin blockchain approximately every ten minutes.

Bitcoin Market and Bitcoin Platforms

Bitcoin can be transferred in direct peer-to-peer transactions through the direct sending of bitcoin over the Bitcoin blockchain from one bitcoin address to another. Among end-users, bitcoin can be used to pay other members of the Bitcoin network for goods and services under what resembles a barter system. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the Bitcoin blockchain or through third-party service providers.

In addition to using bitcoin to engage in transactions, investors may purchase and sell bitcoin to speculate as to the value of bitcoin in the bitcoin market, or as a long-term investment to diversify their portfolio. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

A bitcoin platform generally provides investors with a website that permits investors to open accounts with the exchange and then purchase and sell bitcoin. Prices for trades on bitcoin platforms are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the bitcoin platform, or a previously acquired digital asset, before they can purchase or sell assets on the platform. The process of establishing an account with a bitcoin platform and trading bitcoin is different from, and should not be confused with, the process of users sending bitcoin from one bitcoin address to another bitcoin address on the Bitcoin blockchain. This latter process is an activity that occurs on the Bitcoin network, while the former is an activity that occurs entirely on the private website operated by the bitcoin platform and via accounts and addresses managed by the platform. The bitcoin platform typically records the investor’s ownership of bitcoin in its internal books and records, rather than on the Bitcoin blockchain. The bitcoin platform ordinarily does not transfer bitcoin to the investor on the Bitcoin blockchain unless the investor makes a request to the platform to withdraw the bitcoin in their exchange account to an off-platform bitcoin wallet.

Outside of bitcoin platforms, bitcoin can be traded in over-the-counter (“OTC”) transactions that are not publicly reported. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for bitcoin, investment managers, proprietary trading firms, high-net-worth individuals that trade bitcoin on a proprietary basis, entities with sizeable bitcoin holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of bitcoin. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price-often via phone or email-and then one of the two parties will then initiate the transaction. For example, a seller of bitcoin could initiate the transaction by sending the bitcoin to the buyer’s bitcoin address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on bitcoin platforms.

Although bitcoin was the first digital asset, in the ensuing years, the number of digital assets, market participants and companies in the space has increased dramatically. In addition to bitcoin, other well-known digital assets include ether, XRP, bitcoin cash, and litecoin. The category and protocols are still being defined and evolving.

Market Volatility

Cryptocurrencies, such as bitcoin, are one of the most volatile asset classes, even higher than small cap equities, emerging market equities or energy futures. It is not uncommon for even the most established digital assets, such as bitcoin, to have periods of annualized volatility of over 100%.

Several factors influence those high volatility levels. Firstly, as digital assets evolve in a fast-changing environment, major developments are commonplace. Changes in areas such as regulation, technology, financialization, etc., can have a profound impact on digital assets’ potential for adoption, development and growth.

Secondly, the digital asset space lacks frameworks for fundamental analysis of price and growth. As a new market, desired data sets can be non-existent or difficult to access. Valuation theory and frameworks are still in development, and the estimation of digital assets intrinsic value varies dramatically depending on the use case, models and assumption sets used.

In this situation, the digital assets market, and particularly the bitcoin market, is very sensitive to news releases, and largely driven by sentiment. This situation may continue in the short and medium term.

Regulation of Bitcoin and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset platform markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of platforms or other service-providers that hold digital assets for users. Many of these federal and state agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

Various foreign jurisdictions have, and may continue to, in the near future, propose, adopt or suggest the potential for laws, regulations or directives that affect the Bitcoin network, the bitcoin markets, and their users, particularly bitcoin platforms and service providers that fall within such jurisdictions’ regulatory scope, including to require virtual asset service providers to register and comply with an anti-money laundering (“AML”) and countering the financing of terrorism framework, banning trading or shutting down digital asset platforms, ordering financial institutions to stop providing banking or funding to any activity related to cryptocurrencies, or banning entities from providing services to any individuals or business entities dealing with or settling digital assets, among others. There remains significant uncertainty regarding governments’ future actions with respect to the regulation of digital assets and digital asset platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy in the United States and globally, or otherwise negatively affect the value of Bitcoin.

The Trust and the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable AML laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Trust only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a due diligence process. Each Authorized Participant is confirmed to be a U.S. registered broker-dealer.

Furthermore, Authorized Participants, as broker-dealers and Bitcoin Custodian, as an entity licensed to conduct virtual currency business activity by the New York State Department of Financial Services (“NYDFS”) and a limited purpose trust company subject to New York banking law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. In addition, with respect to all bitcoin delivered in connection with creation requests, the party delivering bitcoin must establish an account with the Prime Execution Agent who has represented that diligence will be conducted to confirm that delivery is not from a digital currency address which has been added to the list of Specially Designated Nationals whose assets are blocked under applicable sanctions laws and regulations, and with whom U.S. persons are generally prohibited from dealing.

The effect of any future regulatory change on the Trust or Bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. The following are specific risks that could have a substantial and adviser impact on the Trust and the value of the Shares:

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin in one or more countries, and ownership of, holding or trading in Shares may also be considered illegal and subject to sanctions.

Although currently cryptocurrencies and certain other digital assets are not regulated or are lightly regulated in many countries, some countries have taken, and may take in the future, regulatory actions that severely restrict the right to acquire, own, hold, sell or use such cryptocurrencies or digital assets or to exchange cryptocurrencies or digital assets for fiat currency. Such regulatory actions or restrictions could adversely affect the value of the Shares or result in the termination and liquidation of the Trust at a time that is disadvantageous to Shareholders or may adversely affect an investment in the Shares.

States may require licenses that apply to blockchain technologies and digital assets, such as bitcoin and tokens, and token offerings. The Trust or Sponsor may be unable to comply with state licensing requirements or policies, which may materially adversely affect the value of the Shares.

In the case of virtual currencies, state regulators such as the NYDFS have created new regulatory frameworks. NYDFS has implemented a regulatory framework for licensing participants in “virtual currency business activity” known as the “BitLicense,” which is intended to focus on consumer protection. The “BitLicense” regulates the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibits any person or entity involved in such activity from conducting such activities without a license. In addition, California’s “Digital Financial Assets Law” was signed into law in October 2023, and imposes significant obligations on companies involved in virtual currency activities within California and with California residents.

Other states, such as Texas, have published guidance on how their existing regulatory regimes apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to include virtual currencies into existing licensing regimes. It is likely that, as blockchain technologies and the use of virtual currencies continues to grow, additional states will take steps to monitor the developing industry.

The issuance of Shares may require such state licenses. The effect of any future regulatory action on the Trust, bitcoin, or the Shares is impossible to predict, but such change could be substantial and could adversely affect the value of the Shares.

The Trust or Sponsor may be required to register as an MSB with FinCEN and as a money transmitter in states with applicable money transmitter regulations. If the Trust fails to operate with appropriate state or federal licenses the Trust and/or Sponsor could suffer reputational harm and also extraordinary, recurring and/or nonrecurring expenses, which would adversely impact an investment in the Shares.

The Trust’s or Sponsor’s activities may require the registration of the Trust or Sponsor as an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act. If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require the licensing or other registration as a money transmitter or business engaged in digital currency activity (e.g., under the New York BitLicense framework) (or equivalent designation) under state law in any state in which the Trust or Sponsor operate, the Trust or Sponsor may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include, among other things, the implementation of anti-money laundering programs, cyber security, consumer protection, financial and reporting requirements and maintenance of certain records and other operational requirements. In the event of any such requirement, to the extent that the Sponsor decides to continue the Trust, the required registrations, licensure and regulatory compliance steps may result in extraordinary, nonrecurring expenses to the Trust. Rather than incur these expenses or comply with licensing requirements, the Sponsor may decide to terminate the Trust. Any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to Shareholders.

Furthermore, the process of obtaining the necessary licenses could take an extensive period of time. There is also a risk that necessary state or federal licenses will not be granted and therefore, the Sponsor may have to act to dissolve and liquidate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

In addition, to the extent the Trust or Sponsor are found to have operated without appropriate state or federal licenses, the Trust or Sponsor may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of the Trust or Sponsor and affect the value of the Shares.

The Trust and Bitcoin Prices

Bitcoin Value and Trading Volume

The value of bitcoin is determined by the value that various market participants place on bitcoin through their transactions. The most common means of determining the value of a bitcoin is by surveying one or more bitcoin platforms where bitcoin is traded publicly and transparently (e.g., Bitstamp, Coinbase, Gemini, Kraken, itBit and LMAX Digital).

On these bitcoin platforms, bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro. OTC dealers or market makers do not typically disclose their trade data.

Platforms provide the necessary data with respect to the prevailing valuations of bitcoin due to the many bitcoin platforms operating worldwide that represent a substantial percentage of bitcoin buying and selling activity. The Benchmark Administrator relies on a selection of platforms for use in the Reference Rate. A platform selected for use must meet the criteria of the Benchmark Administrator, which is governed by the CME CF Oversight Committee (the “Oversight Committee”). The below tables reflect the average daily trading volume (in thousands of USD) and market share percentage of each of the constituent bitcoin platforms included in the Reference Rate (the “Constituent Bitcoin Platforms” or “Constituent Platforms”) over the preceding four calendar quarters:

	Aggregate Trading Volume of BTC-USD Markets of CME CF Constituent Platforms*
Period	itBit	LMAX Digital	Bitstamp	Coinbase	Gemini	Kraken
2023 Q1	624,309,916	9,211,206,684	4,901,570,836	41,979,489,484	1,060,844,250	9,054,883,308
2023 Q2	482,998,994	8,322,968,385	5,133,173,679	31,402,570,192	1,004,667,694	8,975,159,682
2023 Q3	457,362,562	4,719,053,825	3,747,028,275	24,090,687,496	797,891,783	4,590,616,407
2023 Q4	652,054,618	12,562,443,890	5,629,709,159	41,384,277,704	1,652,803,646	10,056,208,374

Spot Trading Platforms Market Share of BTC-USD Trading*
Period	itBit	LMAX Digital	Bitstamp	Coinbase	Gemini	Kraken	Others*
2023 Q1	0.69%	10.23%	5.45%	46.64%	1.18%	10.06%	25.75%
2023 Q2	0.70%	12.05%	7.43%	45.45%	1.45%	12.99%	19.93%
2023 Q3	1.10%	11.32%	8.98%	57.76%	1.91%	11.01%	7.92%
2023 Q4	0.67%	12.86%	5.76%	42.36%	1.69%	10.29%	26.37%

* Source: CF Benchmarks

The domicile, regulation and legal compliance of the bitcoin platforms included in the Reference Rate, along with the information or reporting requirements applicable to each platform, varies. Information regarding each bitcoin platform may be found, where available, on the websites for such bitcoin platforms and public registers for compliance with local regulations, among other places.

Changes to the regulatory landscape, both domestic and foreign, may impact the global trading volume of bitcoin. For example, a large percentage of the global bitcoin trading volume previously occurred on self-reported, unregulated bitcoin platforms located in China. Throughout 2017, however, the Chinese government took several steps to tighten controls on bitcoin platforms, culminating in a ban on domestic platforms in November 2017, which forced such platforms to cease their operations or relocate. As a result, reported bitcoin trading volume on Chinese bitcoin platforms is now substantially lower, representing a de minimis share of the reported global trade volume.

From time to time, there may be intra-day price fluctuations across bitcoin platforms. However, they are generally relatively immaterial. These variances usually stem from small changes in the fee structures on different bitcoin platforms or differences in administrative procedures required to deposit and withdraw fiat currency in exchange for bitcoin and vice versa. The greatest variances are found at (i) smaller platforms with relatively low transaction volumes where even small trades can be large relative to a bitcoin platform’s transaction volume and as a result impact the trading price on those platforms and (ii) bitcoin platforms that are inaccessible to the Trust.

In order to provide updated information relating to the Trust for use by Shareholders, the Trust publishes an intraday indicative value (“IIV”) using the CME CF Bitcoin Real Time Index (“BRTI”). One or more major market data vendors provide an IIV updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular market session of 9:30 a.m. to 4:00 p.m. ET (the “Regular Market Session”). The IIV is calculated by using the prior day’s closing NAV as a base and updating that value during the Regular Market Session to reflect changes in the value of the Trust’s NAV during the trading day.

The IIV’s dissemination during the Regular Market Session should not be viewed as an actual real time update of the NAV, which is calculated only once at the end of each trading day. The IIV is widely disseminated every 15 seconds during the Regular Market Session by one or more major market data vendors. In addition, the IIV is available through online information services.

All aspects of the BRTI methodology are publicly available at the website of the provider CF Benchmarks (www.cfbencharks.com). The BRTI is calculated once per second, in real time by utilizing the Order Books of bitcoin - U.S. dollar trading pairs operated by all Constituent Platforms. An “Order Book” is a list of buy and sell orders with associated limit prices and sizes that have not yet been matched, that is reported and disseminated by CF Benchmarks Ltd., as the BRTI calculation agent. The Order Books are aggregated into one consolidated order book by the BRTI calculation agent. The mid-price volume curve, which is the average of the bid price-volume curve (which maps transaction volume to the marginal price per cryptocurrency unit a seller is required to accept in order to sell this volume to the consolidated order book) and the ask price-volume curve (which maps a transaction volume to the marginal price per cryptocurrency unit a buyer is required to pay in order to purchase this volume from the consolidated order book). The mid price-volume curve is weighted by the normalized probability density of the exponential distribution up to the utilized depth (utilized depth being calculated as the maximum cumulative volume for which the mid spread-volume curve does not exceed a certain percentage deviation from the mid price). The BRTI is then given by the sum of the weighted mid price-volume curve obtained in the previous step.

The Reference Rate

The Reference Rate is a once-a-day benchmark index price for Bitcoin denominated in US Dollars that synchronizes with the traditional close of U.S. financial markets. The index is calculated and published every day of the year at 4:00 p.m. ET and has been since its launch on February 28th, 2022. The index is provided by CF Benchmarks as a Registered Benchmark under the UK Benchmarks Regulation overseen by the UK Financial Conduct Authority (“UK FCA”). The Reference Rate was created to facilitate financial products based on bitcoin. Specifically, the Reference Rate is calculated based on the “Relevant Transactions” (as defined below) of all of its Constituent Bitcoin Platforms, as follows:

•	All Relevant Transactions that are executed between 3:00 p.m. and 4:00 p.m. ET are added to a joint list, recording the trade price and size for each transaction.

•	The list is partitioned into a number of equally sized, twelve (12) individual time intervals of five (5) minute length.

•	For each of the twelve (12) partitions separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Bitcoin Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.

•	The Reference Rate is then given by the equally-weighted average of the volume-weighted medians of all partitions.

The Reference Rate does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade (the “Relevant Pair”) that occurs during the “TWAP Period” on a Constituent Bitcoin Platform in the BTC/USD pair that is reported and disseminated by a Constituent Bitcoin Platform through its publicly available application programming interface (“API”) and observed by the Benchmark Administrator, CF Benchmarks Ltd. “TWAP” refers to the Time Weighted Average Price period for which trade data is observed, or 60 minutes observation window between 3:00 p.m. and 4:00 p.m. ET.

An oversight function is implemented by the Benchmark Administrator in seeking to ensure that the Reference Rate is administered through the Benchmark Administrator’s codified policies for Reference Rate integrity. The Reference Rate is administered through the Benchmark Administrator’s codified policies for index integrity, which have been developed to ensure compliance with the UK Benchmark Regulation, which the Benchmark Administrator is subject as a Registered Benchmark. The codified policies include the following:

•	Input Data Policy: The Input Data Policy governs the data that the Benchmark Administrator uses in benchmark determinations.

•	Surveillance Policy: The Surveillance Policy governs benchmark surveillance, which is accomplished through a series of measures that are the product of an analysis of the Benchmark Administrator’s methodologies and their susceptibility to manipulation.

•	Conflicts of Interest Policy: The Conflicts of Interest Policy governs the measures by which the Benchmark Administrator identifies, records, mitigates, and escalates potential and actual conflicts of interest that might impact the integrity of the benchmarks.

•	Governance & Oversight Framework: This framework sets forth the measures by which the Benchmark Administrator manages the benchmark life cycle including the relevant junctures where Oversight Committee notification, escalation, review and resolution is relevant and required including the manner in which the Benchmark Administrator identifies risks to benchmark integrity and the processes and procedures it follows to mitigate and eliminate such risks.

The Benchmark Administrator’s compliance such regulations has been subject to a Limited Assurance Audit under the ISAE 3000 standard as of September 12, 2022, which is publicly available.

The Reference Rate is also subject to oversight by the Oversight Committee. The Oversight Committee was jointly established by the Benchmark Administrator and the Chicago Mercantile Exchange (“CME”) and is comprised of five members, including two who are representatives of CME, one who is a representative of the Benchmark Administrator, and two others who bring expertise and industry knowledge relating to benchmark determination, issuance, and operations. The Oversight Committee’s founding charter and quarterly meeting minutes are publicly available. The Oversight Committee meets at least quarterly basis, and more frequently as needed, to review and make determinations of cryptocurrency pricing products, including the Reference Rate, and attend to all other matters relating to such determination, including their definition, setting, scope, methodology, and distribution.

A platform must meet a set of predefined criteria to be approved by the Oversight Committee, and the operation of existing Constituent Platforms are also monitored against the same criteria:

1.	The platform’s spot trading volume of the Relevant Pair for an index must meet the minimum thresholds as detailed below for it to be admitted as a constituent platform:

a.	The average daily volume the venue would have contributed during the observation window for the Reference Rate of the Relevant Pair exceeds 3% for two consecutive calendar quarters.

2.	The platform has policies to ensure fair and transparent market conditions at all times and has processes in place to identify and impede illegal, unfair or manipulative trading practices.

3.	The platform does not impose undue barriers to entry or restrictions on market participants, and utilizing the platform does not expose market participants to undue credit risk, operational risk, legal risk or other risks.

4.	The platform complies with applicable law and regulation, including, but not limited to capital markets regulations, money transmission regulations, client money custody regulations, KYC regulations and AML regulations.

5.	The platform cooperates with inquiries and investigations of regulators and the Benchmark Administrator upon request and must execute data sharing agreements with CME Group.

Following admittance, a Constituent Platform must demonstrate that it continues to fulfill criteria two through five. In cases where a Constituent Platform’s average daily contribution falls below three percent for the Reference Rate, then the continued inclusion of the platform as a Constituent Platform to the Relevant Pair shall be assessed by the Oversight Committee. The Constituent Platforms have changed over time. For example, the BRR previously included OKCoin.com (HK) and Bitfinex, both of which were removed April 2017 due to trading restrictions. As of November 20, 2023, the Constituent Platforms include:

•	Bitstamp: A U.K.-based platform registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset Business with the UK FCA.

•	Coinbase: A U.S.-based platform registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as an e-money provider (Republic of Ireland, Central Bank of Ireland) and Major Payment Institution (Singapore, Monetary Authority of Singapore).

•	Kraken: A U.S.-based platform that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the UK FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider (“VASP”). Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators (“CSA”).

•	itBit: A U.S.-based platform that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered FinCEN as an MSB and is licensed as a money transmitter in various U.S. states.

•	LMAX Digital: A Gibraltar-based platform regulated by the Gibraltar Financial Services Commission (‟GFSCˮ) as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of a UK FCA regulated Multilateral Trading Facility and Broker-Dealer.

•	Gemini: A U.S.-based platform that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the UK FCA as a Crypto Asset Business.

Once the Sponsor has actual knowledge of material changes to the Constituent Bitcoin platforms used to calculate the Reference Rate, the Sponsor posts an announcement with respect to such change on its website.

Calculation of NAV

The Trust’s NAV per Share is calculated by:

•	taking the current market value of its total assets including, but not limited to, all bitcoin, cash or other assets;

•	subtracting any liabilities; and

•	dividing that total by the total number of outstanding Shares.

The methodology of the Reference Rate used to value bitcoin for purposes of calculating NAV Per Share may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Reference Rate is deemed not to be consistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements, as further discussed below.

The Trust Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day is released after 4:00 p.m. ET. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. ET. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. ET and almost always by 8:00 p.m. ET).

The Sponsor believes that the Reference Rate is reflective of a reasonable valuation of the average spot price of bitcoin. However, in the event the Reference Rate is not available or determined by the Sponsor to not be reliable, the Sponsor will “fair value” the Trust’s bitcoin holdings. The Sponsor does not anticipate that the need to “fair value” bitcoin will be a common occurrence. The Sponsor reserves the right to replace the Reference Rate with another valuation methodology which it believes accurately tracks the price of bitcoin. If the Sponsor makes the decision to materially change the valuation methodology or replace either the Reference Rate or the Benchmark Administrator, the Sponsor will notify Shareholders via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Sponsor publishes the NAV, NAV per Share and the Trust’s bitcoin holdings at www.wisdomtree.com/investments after their determination and availability. Reference Rate data and the description of the Reference Rate are based on information made publicly available by the Benchmark Administrator on its website at https://www.cfbenchmarks.com.

The Reference Rate used to determine the net asset value of the Trust may not be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with GAAP, including the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and utilizes a platform-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust obtains a price from a principal market (or in the absence of a principal market, the most advantageous market) for bitcoin, which may be through third party vendor or directly from such principal market. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs.

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820, which outlines the application of fair value accounting. ASC 820 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through bitcoin trading counterparties, in multiple markets, and its application of ASC 820 reflects this fact. The Trust anticipates that, while multiple venues and types of markets will be available to the bitcoin trading counterparties from whom the Sponsor acquires or disposes of the Trust’s bitcoin, the principal market in each scenario is determined by looking at the market-based level of volume and bitcoin trading activity. Bitcoin trading counterparties, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable bitcoin trading venues (Platform Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include, but are not limited to, Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase, Crypto.com, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX Digital, OKEx and Poloniex. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 4:00 ET as the principal market price.

To the extent there are any determinations that the Sponsor and the Trust Administrator make, such determinations will be made in good faith, and neither the Sponsor nor the Trust Administrator will be liable for any errors contained therein. Neither the Sponsor nor the Trust Administrator will be liable to DTC, Authorized Participants, the Shareholders or any other person for errors in judgment.

Additional Information About the Trust

The Trust’s Fees and Expenses

The Trust pays the Sponsor a fee of 0.25% (the “Sponsor Fee”). The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable percentage of the NAV on that day) and paid on a monthly basis. For a six-month period commencing on January 11, 2024 (the day the Shares are initially listed on the Exchange) and ending on July 11, 2024, the Sponsor will waive the entire Sponsor Fee for the first $1.0 billion of the Trust’s assets. Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue and be payable in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the fees of the Trust Administrator, the Custodians’ fees, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor also pays the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

The Sponsor may, in its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

The Trust may incur certain non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing charges or fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain), any indemnification of the Cash Custodian, Bitcoin Custodian, Trust Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

Because the Trust does not have any income, it sells bitcoin to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. Trust expenses not assumed by the Sponsor accrue daily and are payable by the Trust to the Sponsor on a monthly basis, in arrears. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities are sales of bitcoin held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to sell bitcoin to pay the Sponsors Fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through an affiliate of the Bitcoin Custodian. The number of bitcoins represented by a Share will decline each time the Trust pays the Sponsor’s Fee or any Trust expenses not assumed by the Sponsor by transferring or selling bitcoins. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. However, under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale of transfer of bitcoin incurred in connection with the fulfillment of a creation and redemption order.

The quantity of bitcoins to be sold to permit payment of the Sponsor’s Fee or Trust expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Trust’s expenses and the value of bitcoins held by the Trust. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of bitcoins by the Trust for the payment of expenses generally will be a taxable event to Shareholders.

Termination of the Trust

The Trust may be dissolved at any time for any reason, or for no reason at all, by the Sponsor in its sole discretion. Any termination by the Trust will result in the compulsory redemption of all outstanding Shares.

The term of the Trust is perpetual (unless terminated earlier in certain circumstances). On and after termination of the Trust, the Sponsor or liquidating trustee will wind up the business and affairs of the Trust and deliver Trust property upon surrender and cancellation of Shares. The Sponsor or liquidating trustee will not accept any purchase order or redemption order after the date of dissolution. If any Shares remain outstanding after the date of dissolution of the Trust, the Sponsor or liquidating trustee thereafter will (i) discontinue the registration of transfer of Shares; (ii) continue to collect distributions pertaining to Trust property and hold proceeds thereof uninvested, without liability for interest; and (iii) pay the Trust’s expenses and may sell Trust property as necessary to meet those expenses. After the dissolution of the Trust, the Sponsor or liquidating trustee will sell or otherwise liquidate the Trust property then held and after deducting any fees, expenses, taxes or other governmental charges payable by the Trust and any expenses for the account of DTC of such Shares and any applicable taxes or other governmental charges, promptly distribute the net proceeds from such sale to DTC. The Trustee and the Sponsor are not liable for any loss or depreciation resulting from any sale or other disposition of property made by the Sponsor or liquidating trustee pursuant to the Sponsor’s or liquidating trustee’s instruction or otherwise made in good faith. The proceeds of the liquidation of the Trust’s assets are expected to be distributed in cash. Shareholders are not entitled to any of the Trust’s underlying bitcoin holdings upon the dissolution of the Trust.

Upon termination of the Trust, following completion of winding up of its business by the Sponsor or liquidating trustee, the Sponsor or liquidating trustee will cause a certificate of cancellation of the Trust’s Certificate of Trust to be filed in accordance with applicable Delaware law. Upon the termination of the Trust, the Sponsor will be discharged from all obligations under the Trust Agreement except for its certain obligations that survive termination of the Trust Agreement.

Amendments

The Sponsor and the Trustee may agree to amend the Trust Agreement without Shareholder consent. The Sponsor shall determine the contents and manner of notice of any Trust Agreement amendment. Such notice may be provided on the Trust’s website, prospectus supplement, post-effective amendment or through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports. If an amendment to the Trust Agreement materially adversely effects the interests of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to Shareholders. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement without specific agreement to such increase (other than through the “negative consent” procedure described above).

The Trust’s Service Providers

The Sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodians.

The Sponsor develops the marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor pays all routine operational, administrative and ordinary expenses of the Trust out of the Sponsor’s fee as more fully described herein.

The Sponsor appoints and may remove the Trust’s other service providers, as well as any additional, replacement, or successor service providers. The Sponsor does not take responsibility for the Trust’s other service providers.

The Sponsor is a wholly-owned subsidiary of WisdomTree, Inc. (formerly WisdomTree Investments, Inc.), a global financial innovator that, through its other subsidiaries worldwide (collectively, “WisdomTree”), makes available ETFs, including those that hold bitcoin and other digital assets, as well as bitcoin futures. WisdomTree launched a European ETP holding bitcoin in 2019, followed by the launch of European ETPs holding other digital assets in 2021 and 2022, and WisdomTree was among the first U.S. ETF providers with an ETF investing in bitcoin futures in 2021. WisdomTree invested in Securrency, Inc., a blockchain infrastructure provider, in 2020 and has worked closely with Securrency on blockchain and digital asset market related matters since such time, including in relation to the sale of Securrency, Inc. to DTCC in 2023. WisdomTree has also developed and launched next-generation digital products, services and structures, including digital or blockchain-enabled mutual funds and tokenized assets, as well as a blockchain-native digital wallet launched in 2023 with bitcoin and ether available for purchase, sale and holding. While the Sponsor has not managed an ETF investing in commodities or digital assets, such as bitcoin, prior to the Trust, the Sponsor leverages WisdomTree’s heritage of innovation and extensive experience, including as described above, regarding bitcoin and the digital asset markets.

The principal office of the Sponsor is located at 250 West 34th Street, 3rd Floor, New York, NY 10119.

The Trustee

Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

General Duty of Care of Trustee

The Trustee is a fiduciary under the Trust Agreement; provided, however, that the fiduciary duties and responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign at any time by giving at least 180 days advance written notice to the Sponsor. The Sponsor may remove the Trustee at any time by giving at least 30 days advance written notice to the Trustee. Upon effective resignation or removal, the Trustee will be discharged of its duties and obligations.

If the Trustee resigns or is removed, the Sponsor, acting on behalf of the Shareholders, is required to use reasonable efforts to appoint a successor trustee. Any successor Trustee must satisfy the requirements of Section 3807 of the DSTA. Upon the resignation or removal of the Trustee, the Sponsor will appoint a successor Trustee by delivering a written instrument to the outgoing Trustee, and the successor Trustee shall become fully vested with all of the rights, powers, duties and obligations of the outgoing Trustee under this Trust Agreement, with like effect as if originally named as Trustee, and the outgoing Trustee shall be discharged of its duties and obligations under this Trust Agreement.

If the Trustee resigns and no successor trustee is appointed within 180 days after the date the Trustee issues its notice of resignation, the Sponsor will terminate and liquidate the Trust and distribute its remaining assets.

The Trust Administrator

Under the Administration Agreement, dated as of December 31, 2023, by and between the exchange-traded funds listed on Schedule A thereto and State Street Bank and Trust Company (the “Administration Agreement”), the Trust Administrator provides certain services necessary for the operation and administration of the Trust, including net asset value calculations, accounting and other administrative services.

The Bitcoin Custodian

The Bitcoin Custodian is responsible for safekeeping all of the bitcoin owned by the Trust, except for bitcoin held in the Trading Account (the “Trading Balance”) with respect to the trading activity facilitated by the Prime Execution Agent from time to time.

The Cash Custodian

The Cash Custodian is responsible for safekeeping all of the non-bitcoin assets owned by the Trust, except for cash held in the Trading Account with respect to the trading activity facilitated by the Prime Execution Agent from time to time.

The Benchmark Administrator

The Benchmark Administrator and the Sponsor’s affiliate, which also covers the activities hereunder, have entered into a reference rate license agreement (the “License Agreement”), governing the use of the Reference Rate. The Benchmark Administrator may adjust the calculation methodology for the Reference Rate without notice to, or consent of, the Trust or its Shareholders. Under the License Agreement, the Sponsor pays a fee to the Benchmark Administrator in consideration of its license of Reference Rate-related intellectual property.

Custody of the Trust’s Assets and Certain Other Operational Matters

Bitcoin Custodian

The Trust has entered into an agreement with the Bitcoin Custodian, (the “Bitcoin Custody Agreement”), pursuant to which the Bitcoin Custodian will custody all of the Trust’s bitcoin in a segregated account from time to time (the “Vault Balance”), other than the Trust’s bitcoin that is maintained in the Trading Balance with the Prime Execution Agent as described below. The Bitcoin Custodian keeps the bitcoin within the Vault Balance and the associated private keys in a “cold storage” environment where the private keys are generated and secured. The Trust’s bitcoin held with the Prime Execution Agent in the Trading Balance are generally held in a “hot storage” environment. The Trust’s bitcoin remain in the Vault Balance, and thereby in cold storage, except when maintained in the Trading Balance in connection with (i) receipt and delivery of bitcoin from and to third parties, such as the Prime Execution Agent (ii) selling bitcoin to pay the Trust’s expenses and liabilities that are not included in the Sponsor Fee, if any and (iii) paying the Sponsor Fee.

Custody of bitcoin typically involves the generation, storage and utilization of private keys. These private keys are used to effect transfer transactions (i.e., transfers of bitcoin from an address associated with the private key to another address). Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the private keys on a storage device or printed medium and deleting the keys from all computers. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s bitcoin is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. The Bitcoin Custodian keeps all of the Trust’s bitcoin in the Vault Balance (i.e., cold storage) on an ongoing basis unless otherwise transferred to and maintained in the Trading Balance, which takes place at the direction of the Sponsor in connection with creations and redemptions of Baskets, and to sell bitcoin to pay Trust expenses or the Sponsor Fee, as necessary. The Trust’s bitcoin held in the Vault Balance by the Bitcoin Custodian are held in segregated wallets and therefore are not commingled with the Bitcoin Custodian’s or other customer assets. The private key materials are stored within secure storage facilities within the U.S. and Europe. Exact locations are never disclosed for security reasons. A limited number of employees at the Bitcoin Custodian are involved in private key management operations, and the Bitcoin Custodian has represented that no single individual has access to full private keys. The Bitcoin Custodian carefully considers the design of the physical, operational and cryptographic systems for secure storage of the Trust’s private keys in an effort to lower the risk of loss or theft. No such system is perfectly secure and loss or theft due to operational or other failure is always possible. The Sponsor and the Trust’s service providers have the ability to verify the existence of the Trust’s bitcoin through information provided from the Custodian.

The Bitcoin Custodian’s internal audit team performs periodic internal audits over custody operations, and the Bitcoin Custodian has represented that systems and organizational control attestations covering private key management controls are also performed on the Bitcoin Custodian by an external provider.

The Trust’s bitcoin held in the Vault Balance by the Bitcoin Custodian is not commingled with assets of the Bitcoin Custodian or its affiliates or with assets of other customers of the Bitcoin Custodian. Except with respect to securing the repayment of Trade Credits, the Sponsor and the service providers do not loan or pledge the Trust’s assets, nor do the Trust’s assets serve as collateral for any loan or similar arrangement. The Bitcoin Custodian has also agreed in the Bitcoin Custody Agreement that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate any of the Trust’s bitcoin, and that the Trust’s bitcoin assets are not treated as general assets of the Bitcoin Custodian but are instead considered custodial assets that remain the Trust’s property. Additionally, the Bitcoin Custodian has agreed to provide the Trust or its authorized independent public accountant with confirmation of or access to information sufficient to confirm the bitcoin held by the Bitcoin Custodian for the Trust and that the Trust’s bitcoin is held in a separate, segregated account under the Trust’s name. Under the Bitcoin Custody Agreement, the Bitcoin Custodian is required to obtain and maintain, at its sole expense, commercially reasonable insurance coverage for the custody services it provides to the Trust. The Bitcoin Custody Agreement does not require that private key information with respect to the Trust’s bitcoin be kept in a particular physical location.

The Bitcoin Custodian may receive deposits of bitcoin but may not send bitcoin without use of the corresponding private keys. In order to send bitcoin when the private keys are kept in cold storage, unsigned transactions must be physically transferred to the offline cold storage facility and signed using a software/hardware utility with the corresponding offline keys. At that point, the Bitcoin Custodian can upload the fully signed transaction to an online network and transfer the bitcoin. Because the Bitcoin Custodian may need to retrieve private keys from offline storage prior to initiating transactions, the initiation or crediting of withdrawals or other transactions may be delayed.

The Bitcoin Custodian maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Bitcoin Custodian is shared among all of the Bitcoin Custodian’s customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

The Bitcoin Custodian maintains an annually renewed insurance policy in the amount of $320 million with comprehensive coverage terms and conditions. This insurance policy covers the loss of client assets held in cold storage at the Bitcoin Custodian. This insurance program, which has continuously run since 2013, provides the Bitcoin Custodian and its clients with some of the broadest and deepest insurance coverage in the crypto industry, with coverage designed to be comprehensive, including losses from employee collusion or fraud, physical loss (including theft), or damage of key material, security breach or hack, and fraudulent transfer.

The Bitcoin Custodian has advised the Sponsor that, through its insurance program, it has insurance coverage up to a certain amount that could be used to repay losses of the digital assets it custodies on behalf of its clients, including the Trust’s bitcoin, resulting from theft. However, Shareholders cannot be assured that the Bitcoin Custodian will maintain adequate insurance such that coverage will cover losses with respect to the Trust’s bitcoins, or that sufficient insurance proceeds necessarily will be available to cover the Trust’s losses in full.

The Bitcoin Custodian’s insurance covers losses resulting from employee collusion or fraud, physical loss (including theft), or damage of key material, security breach or hack, and fraudulent transfer, but does not cover losses resulting from the Bitcoin Custodian’s insolvency or certain other events. The Bitcoin Custodian’s insurance will not cover losses associated with the value of bitcoin and should not be viewed as insuring against losses caused by the Trust’s operations, performance, management or any of its other activities. For events that are covered by the Bitcoin Custodian’s insurance program, the Trust may be forced to share such insurance proceeds with other clients or customers of the Bitcoin Custodian, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by the Bitcoin Custodian may be substantially lower than the assets of the Trust. While the Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional sources of recovery in the event of losses, the Trust cannot be assured that the Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

The Bitcoin Custodian will not be liable for any amount greater than the value of the supported digital assets on deposit in the Trust’s custodial account(s) at the time of the event giving rise to the liability, subject further to the maximum liability limit of $100 million for each cold storage address. There are no contractual limitations on the amount of bitcoin that may be deposited in each cold storage address.

The Bitcoin Custodian may terminate the Bitcoin Custody Agreement for any reason upon providing the applicable notice to the Trust, or immediately for “Cause” (as defined in the Bitcoin Custody Agreement), including, among others, if the Trust materially breaches the Bitcoin Custody Agreement and such breach remains uncured, or the Trust undergoes a bankruptcy event.

The Transfer Agent facilitates the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants.

Cash Custodian

The Trust has entered into a Cash Custody Agreement (“Cash Custody Agreement”) with the Cash Custodian under which the Cash Custodian acts as custodian of the Trust’s cash and cash equivalents. Under the Cash Custody Agreement, the Cash Custodian maintains one or more cash deposit accounts to keep all cash and open other accounts for other non-digital assets of the Trust delivered to the Cash Custodian and, on behalf of the Trust, the Cash Custodian shall, from time to time, accept delivery of cash and other non-bitcoin assets for safekeeping. Amounts received in connection with the sale of bitcoin are deposited into the cash account. The Cash Custodian is required to exercise the reasonable skill, care and diligence expected of a professional provider of custody services to institutional investors and is generally liable to the Trust for losses caused by the negligence, willful default or fraud of the Cash Custodian.

Additional Custodial Matters

The Trust may engage third-party custodians or vendors besides the Bitcoin Custodian and the Cash Custodian to provide custody and security services for all or a portion of its bitcoin and/or cash, and the Sponsor will pay the custody fees and any other expenses associated with any such third-party custodian or vendor. The Sponsor may, in its sole discretion, add or terminate custodians at any time. The Sponsor may, in its sole discretion, change the custodian for the Trust’s holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such custodians.

Prime Execution Agent

The Prime Execution Agent, Coinbase Inc., an affiliate of the Bitcoin Custodian, provides prime execution agent services, including bitcoin trade execution, from time to time as requested by the Sponsor, although the Sponsor may also trade directly with other third parties and/or market makers. The Trust may engage in purchases of bitcoin (creation of Baskets) or sales of bitcoin (redemptions of Baskets, Trust expenses, or the Sponsor Fee, as necessary) by placing orders with the Prime Execution Agent. The Prime Execution Agent routes orders placed by the Trust through the Prime Execution Agent’s execution platform, where the order is executed. Each order placed by the Trust is sent, processed and settled at each Connected Trading Venue to which it is routed. Subject to the foregoing, the Prime Execution Agent (as well as the Trust and the Sponsor) shall have no liability, obligation, or responsibility whatsoever for the selection or performance of any trading venue, and that other trading venues not used for the specific execution and/or trading venues not used by Coinbase may offer better prices and/or lower costs than the trading venue used to execute the Trust’s orders.

Pursuant to the agreement with the Prime Execution Agent (the “Prime Execution Agent Agreement”), the Trust’s bitcoin holdings and cash holdings from time to time may be temporarily held with the Prime Execution Agent, an affiliate of the Bitcoin Custodian, in the Trading Balance, for certain limited purposes, including in connection with creations and redemptions of Baskets, and the sale of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Trust’s bitcoin. The Sponsor may, in its sole discretion, add or terminate prime execution agents at any time. The Sponsor may, in its sole discretion, change the prime execution agent for the Trust, but it has no obligation whatsoever to do so or to seek any particular terms for the Trust from other such prime execution agents. The Prime Execution Agent is experienced in providing such services with a focus, though itself and its affiliates, on building the technology to power the crypto economy since 2012. The Prime Execution Agent currently provides services to thousands of customers, including institutions. Any costs related to on-chain transactions through the Prime Execution Agent, including in connection with payment of the Sponsor’s Fee, are borne by the Prime Execution Agent (and not the Trust or its Shareholders).

The Prime Execution Agent is compensated through the payment of a fixed rate in basis points on any purchase or sale of bitcoin on behalf of the Trust. Where the Prime Execution Agent purchases or sells bitcoin with respect to a creation or redemption basket, the fixed basis point fee is communicated to the applicable Authorized Participant in advance of the order and is included in the transaction fee charged to the applicable Authorized Participant. The Trust pays such fee when the Prime Execution Agent sells bitcoin to pay Trust expenses.

Within the Trust’s Trading Balance, the Prime Execution Agent Agreement provides that the Trust does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the bitcoin (and cash) the Prime Execution Agent holds on behalf of customers who hold similar entitlements against the Prime Execution Agent. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Execution Agent’s bitcoin (and cash) held on behalf of the Prime Execution Agent’s customers. There are no policies that would limit the amount of bitcoin that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent. However, bitcoin is only moved into the Trading Balance in connection with and to the extent of purchases and sales of bitcoin by the Trust and such bitcoin is swept from the Trust’s Trading Balance to the Trust’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Trust’s use of Trade Credits and early order cutoffs are also designed to limit the amount of time that any of the Trust’s bitcoin is held in the Trust’s Trading Balance.

The Prime Execution Agent holds the bitcoin associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in internet-connected computers or devices) or in omnibus accounts in the Prime Execution Agent’s name on a trading venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell bitcoin on behalf of its clients. The Sponsor has no control over, and for security reasons the Prime Execution Agent does not disclose to the Sponsor, the percentage of bitcoin that the Prime Execution Agent holds for customers holding similar entitlements as the Trust which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Execution Agent’s name on a trading venue. The Prime Execution Agent has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Execution Agent attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Execution Agent is not required by the Prime Execution Agent Agreement to hold any of the bitcoin in the Trust’s Trading Balance in cold storage or to hold any such bitcoin in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Execution Agent holds the bitcoin credited to the Trust’s Trading Balance. The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of bitcoin.

The Prime Execution Agent Agreement provides that the Prime Execution Agent is subject to certain conflicts of interest, including: (i) the Trust’s orders may be routed to the Prime Execution Agent’s own execution venue where the Trust’s orders may be executed against other customers of the Prime Execution Agent or with the Coinbase acting as principal, (ii) the beneficial identity of the counterparty purchaser or seller with respect to the Trust’s orders may be unknown and therefore may inadvertently be another client of the Prime Execution Agent, (iii) the Prime Execution Agent may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge and (iv) the Prime Execution Agent may act in a principal capacity with respect to certain orders. As a result of these and other conflicts, when acting as principal, the Prime Execution Agent may have an incentive to favor its own interests and the interests of its affiliates over the Trust’s interests.

The Prime Execution Agent does not guarantee uninterrupted access or the services it provides to the Trust. The Prime Execution Agent Agreement provides that the Prime Execution Agent shall have no liability, obligation, or responsibility whatsoever for the selection or performance of any Connected Trading Venue, and that other Connected Trading Venues and/or trading venues not used by Coinbase may offer better prices and/or lower costs than the Connected Trading Venue used to execute the Trust’s orders. Under the Prime Execution Agent Agreement, the Prime Execution Agent’s liability is limited. Both the Trust and the Prime Execution Agent and its affiliates (including the Bitcoin Custodian) are required to indemnify each other under certain circumstances. The Prime Execution Agent Agreement is governed by New York law and provides that disputes arising under it are subject to arbitration.

Coinbase Global maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Prime Execution Agent. The insurance maintained by the Coinbase Insureds is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Trade Credit Lender

To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow bitcoin or cash as Trade Credit from the Trade Credit Lender on a short-term basis. This allows the Trust to buy or sell bitcoin through the Prime Execution Agent in an amount that exceeds the cash or bitcoin credited to the Trust’s Trading Balance at the Prime Execution Agent at the time such order is submitted to the Prime Execution Agent, which is expected to facilitate the Trust’s ability to process cash creations and redemptions and pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, in a timely manner by seeking to lock in the bitcoin price on the trade date for creations and redemptions or the payment date for payment of the Sponsor’s Fee or any other Trust Expenses not assumed by the Sponsor, rather than waiting for the funds associated with the creation to be transferred by the Cash Custodian to the Prime Execution Agent prior to purchasing the bitcoin or for the bitcoin held in the Vault Balance to be transferred to a Trading Balance prior to selling the bitcoin. The amount of Trade Credit available to the Trust is at the discretion of the Trade Credit Lender and such amount is expected to be dynamic. The Trade Credit Lender reserves the right to change the amount available to the Trust from time to time in its sole discretion. The Trust is required by the terms of the Trade Financing Agreement, which is part of the Prime Execution Agent Agreement, to repay any extension of Trade Credit by the Trade Credit Lender by 6:00 p.m. ET on the business day following the day that the Trade Credit was extended to the Trust. The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such bitcoin or cash is actually available to the Trade Credit Lender. For example, if the Trade Credit Lender is unable to itself borrow bitcoin to lend to the Trust as a Trade Credit, or there is a material market disruption (as determined by the Trade Credit Lender in good faith and in its sole discretion), the Trade Credit Lender is not obligated to extend Trade Credits to the Trust. To secure the repayment of Trade Credits, the Trust has granted a first-priority lien to the Trade Credit Lender over the assets in its Trading Balance and Vault Balance. If the Trust fails to repay a Trade Credit within the required deadline, the Trade Credit Lender is permitted to take control of bitcoin or cash credited to the Trust’s Trading Balance and Vault Balance (though it is required to exhaust the Trading Balance prior to taking control of assets in the Vault Balance) and liquidate them to repay the outstanding Trade Credit. Trade Credits bear interest. Interest is payable on Trade Credits that exceeds the Federal Funds rate. Although the Trust anticipates that generally the Authorized Participants will pre-fund their creation Baskets, the Trade Financing Arrangement will be utilized to the extent the amount of the cash deposit necessary for a creation Basket is not pre-funded by the Authorized Participant. It is not anticipated that the Trade Financing Arrangement will be used for a redemption Basket. To the extent the execution price of the bitcoin acquired exceeds the cash deposit amount, the Authorized Participant would be responsible for the difference.

The Sponsor may require the Authorized Participant to deliver cash on the trade date so that a purchase order can be settled in a timely manner, including in the event Trade Credits are unavailable from the Trade Credit Lender or become exhausted. For a redemption order, the Trust may use financing when the bitcoin remains in the Trust’s Custody Account at the point of intended execution of a sale of bitcoin.

This arrangement could cause the execution price associated with such trades, following the completion of the transfer, to materially deviate from the execution price that would have existed on the original trade or payment date, which could negatively impact Shareholders.

Interest payable on Trade Credits utilized under the Trade Financing Agreement is the responsibility of the Authorized Participants. In addition, to the extent that the execution price for purchases and sales of bitcoin related to creations and redemptions and sales of bitcoin in connection with paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, deviate significantly from the Index price used to determine the NAV of the Trust, the Shareholders may be negatively impacted.

Other Matters

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Bitcoin Custodian. Consequently, a loss may be suffered with respect to the Trust’s bitcoin that is not covered by the Bitcoin Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Form of Shares

Registered Form

Shares are issued in registered form in accordance with the Trust Agreement. The Transfer Agent has been appointed registrar and transfer agent for the purpose of transferring Shares in certificated form. The Transfer Agent keeps a record of all Shareholders and holders of the Shares in certified form in the registry. The Sponsor recognizes transfers of Shares in certificated form only if done in accordance with the Trust Agreement. The beneficial interests in such Shares are held in book-entry form through participants and/or accountholders in DTC.

Book Entry

Individual certificates are not issued for the Shares. Instead, Shares are represented by one or more global certificates, which are deposited by the Transfer Agent with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Shareholders are limited to (1) DTC Participants, (2) Indirect Participants, and (3) those who hold interests in the Shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of Shares. DTC Participants acting on behalf of Shareholders holding Shares through such participants’ accounts in DTC follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC

DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the 1934 Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Creation and Redemption of Shares

The Trust issues and redeems Baskets on a continuous basis. Baskets may be created or redeemed only by Authorized Participants and are only issued or redeemed in exchange for a corresponding amount of cash, whereby such amount of cash for a trading day is disclosed to Authorized Participants prior to the time that the Exchange is open for regular trading on such trading day (i.e., the night before such trading day). As of December 31, 2023, a Basket required delivery of approximately $250,000, although the amount of bitcoin used to determine the cash necessary to purchase the creation of a Basket, or to be sold upon redemption of a Basket, will decrease over the life of the Trust, due to the payment or accrual of fees and other expenses or liabilities payable by the Trust. No Shares are issued unless the Cash Custodian has allocated to the Trust’s account the corresponding amount of cash. Authorized Participants pay a transaction fee for each order they place to create or redeem one or more Baskets. Transaction fees are expected to include commissions, taxes, and transaction and market impact costs, as applicable, in relation to the Trust’s purchase or sale of bitcoin related thereto. The price of bitcoin, the Trust’s NAV and the price of a Basket could rise or fall substantially between the time a creation order or redemption order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant.

The transfers of bitcoin necessary for creations or redemptions require “on-chain” transactions represented on the Bitcoin blockchain. Bitcoin transactions that occur on the blockchain are susceptible to delays due to bitcoin network outages, congestion, spikes in transaction fees demanded by miners, or other problems or disruptions. To the extent that bitcoin transfers from the Trading Balance to the Vault Balance (creations) or from the Vault Balance to the Trading Balance (redemptions) are delayed due to congestion or other issues with the bitcoin network, applicable order settlement could be delayed. Further, disruption of services or actions at the Prime Execution Agent, Bitcoin Custodian, Cash Custodian, Transfer Agent or Sponsor would have the potential to delay applicable order settlement.

The Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares. Further, Authorized Participants do not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a third-party with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process.

The Trust creates Shares by receiving bitcoin from a third-party that is not the Authorized Participant and the Trust-not the Authorized Participant-is responsible for selecting the third-party to deliver the bitcoin. Further, the third-party does not act as an agent of the Authorized Participant with respect to the delivery of the bitcoin to the Trust or act at the direction of the Authorized Participant with respect to the delivery of the bitcoin to the Trust. The Trust redeems shares by delivering bitcoin to a third-party that is not the Authorized Participant and the Trust-not the Authorized Participant-is responsible for selecting the third-party to receive the bitcoin. Further, the third-party does not act as an agent of the Authorized Participant with respect to the receipt of the bitcoin from the Trust or act at the direction of the Authorized Participant with respect to the receipt of the bitcoin from the Trust.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase orders must be placed by 4:00 p.m. ET, or the close of regular trading on the Exchange, whichever is earlier, or such earlier time as disseminated by the Trust the prior day for the following day’s transactions (e.g., 11:00 a.m. ET). The day on which an order is received by the Transfer Agent is considered the purchase order date.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a creation order, an Authorized Participant agrees to deposit cash with the Cash Custodian. If an Authorized Participant fails to deposit the required amount of cash, including by the communicated cut-off time, the order may proceed through Trade Credits or the order may be canceled as directed by the Sponsor, and the Authorized Participant will be obligated to pay all applicable costs and expenses.

The total deposit of cash required to create each Basket includes the cash equivalent of an amount of bitcoin that is in the same proportion to the total assets of the Trust (net of accrued but unpaid Sponsor fees and any accrued but unpaid extraordinary expenses and liabilities). In order to calculate the amount of cash necessary for a creation Basket, the Administrator multiplies the NAV per share by the number of Shares in a creation Basket (5,000). Each night, the Sponsor or Trust Administrator publish the amount of cash that will be required in exchange for each creation Basket the next business day.

In addition, the required cash deposit typically has a value greater than the value of the corresponding amount of bitcoin as directed by the Trust (e.g., an additional 15% of such value as the excess cash deposit), which is intended to cover the commissions, transaction and market impact costs associated with the Trust’s purchase, via the Prime Execution Agent, of bitcoin that the Authorized Participant is obligated to pay. The Trust returns any unused portion of the excess cash deposit to the Authorized Participant. Following an Authorized Participant’s purchase order, the Trust’s Cash Custodian account must be credited with the required cash by the settlement date, or such earlier time as instructed, which may include the trade date. Upon receipt of the deposit amount in the Trust’s Cash Custodian account and after purchase by the Trust of corresponding bitcoin with the cash deposited via the Prime Execution Agent, with transfer of bitcoin from the Trading Balance (Prime Execution Agent) to the Vault Balance (Bitcoin Custodian), the Bitcoin Custodian notifies the Transfer Agent, the Authorized Participant, and the Sponsor that the applicable amount of bitcoin has been received into the Trust’s account at the Bitcoin Custodian. The Transfer Agent then directs DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

Bitcoin held in the Trust’s account at the Bitcoin Custodian is the property of the Trust and is not traded, leased, or loaned under any circumstances.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on bitcoin being removed from the Trust’s Bitcoin Custodian account. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 4:00 p.m. ET, or the close of regular trading on the Exchange, whichever is earlier, or such earlier time as disseminated by the Trust the prior day for the following day’s transactions (e.g., 2:00 p.m. ET).

The redemption distribution from the Trust consists of a movement of bitcoin representing the amount of bitcoin held by the Trust evidenced by the Shares being redeemed from the Vault Balance (Bitcoin Custodian) to the Trading Balance (Prime Execution Agent). The Prime Execution Agent then sells, at the direction of the Trust, the applicable amount of bitcoin for cash and delivers such cash to the Cash Custodian. The cash redemption amount due from the Trust (less total transaction fees) is delivered from the Cash Custodian to the Authorized Participant once the Transfer Agent notifies the Cash Custodian and the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Trust’s DTC account. If the Trust’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution is delayed until such time as the Transfer Agent confirms receipt of all such Shares.

Bitcoin held in the Trust’s Custodian account is the property of the Trust and is not traded, leased, or loaned under any circumstances.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) for any period during which an emergency (for example, an interruption in services or availability of the Bitcoin Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Bitcoin network, hacking, cybersecurity breach, or power, internet, or Bitcoin network outage, or similar event) exists as a result of which delivery, disposal or evaluation of bitcoin is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, or the Bitcoin Custodian or Cash Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the Custodian make it for all practical purposes not feasible for the Shares to be delivered under the redemption order. The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 5,000 Shares (i.e., 1 Basket) or less.

None of the Trust, Sponsor, the Transfer Agent, the Bitcoin Custodian or the Cash Custodian are liable for the rejection of any purchase order or Basket.

In the event that the Sponsor intends to suspend or postpone redemptions, it will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Creation and Redemption Transaction Fee

To compensate for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a standard transaction fee of $100 to create or redeem Baskets, which does vary in accordance with the number of Baskets in such order. The total transaction fee also includes applicable taxes, brokerage and any other commissions, transaction fees (including financing), trade slippage and market impact costs, as applicable, and may be reduced, increased or otherwise changed by the Sponsor and the Trust based on changes to the costs or inputs associated with the total transaction fee. The Sponsor will notify Authorized Participants of any change in the transaction fee and will not implement any change in the fee until after the date of notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of bitcoin or other portfolio investments. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower (discount) or higher (premium) relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. However, the Sponsor believes that the Basket size of 5,000 shares enable Authorized Participants and market makers to manage inventory and facilitate and effective arbitrage mechanism for the Trust. In addition, an investor may incur costs attributable to the difference between the highest price a buyer is willing to pay to purchase shares (bid) and the lowest price a seller is willing to accept for shares (ask) when buying and selling shares in the secondary market (the “bid/ask spread”).

Description of the Shares

The beneficial interest in the Trust is divided into shares. Each Share of the Trust represents an equal beneficial interest in the net assets of the Trust, and each holder of Shares is entitled to receive such holder’s pro rata share of distributions of income and capital gains, if any. The Shares of the Trust are listed on the Exchange under the symbol “BTCW.” The Trust’s Shares may be bought and sold in the secondary market like any other exchange-listed security.

All Shares are transferable, fully paid and non-assessable. No Share has any priority or preference over any other Share of the Trust. All distributions, if any, will be made ratably among all Shareholders from the assets of the Trust according to the number of Shares held of record by such Shareholders on the record date for any distribution or on the date of termination of the Trust, as the case may be. Except as otherwise provided by the Sponsor, Shareholders have no preemptive or other right to subscribe to any additional Shares or other securities issued by the Trust. Every Shareholder, by virtue of having purchased or acquired one or more Shares, have expressly consented and agreed to be bound by the terms of the Trust Agreement.

The Sponsor has the power and authority, without action or approval by the Shareholders, to cause the Trust to issue Shares from time to time as it deems necessary or desirable. The number of Shares authorized is unlimited. From time to time, the Sponsor may cause the Trust to divide or combine the Shares into a greater or lesser number without thereby changing the proportionate beneficial interests in the Trust, or in any way affecting the rights, of the Shareholders, without action or approval by the Shareholders. The ownership of Shares are recorded on the books of the Trust or a transfer or similar agent for the Trust. No certificates certifying the ownership of Shares are issued except as the Sponsor may otherwise determine from time to time. The Sponsor may make such rules as it considers appropriate for the issuance of share certificates, transfer of Shares and similar matters. The record books of the Trust as kept by the Trust, or any transfer or similar agent, as the case may be, are conclusive as to the identity of the Shareholders and as to the number of Shares held from time to time by each.

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder does not have the statutory rights normally associated with the ownership of shares of a corporation; however, the DSTA does provide shareholders the right to bring “oppression” or “derivative” actions. All of the Shares are of the same class with equal rights and privileges. Each of the Shares is transferable through the book-entry system of DTC, is fully paid and nonassessable. Shareholders have the right to vote only if expressly required under Delaware or federal law or rules or regulations of the Exchange, or if submitted to the Shareholders by the Sponsor in its sole discretion. The Shares do not entitle their holders to any conversion or pre-emptive rights or any redemption rights or rights to distributions. See the section titled “Management; Voting by Shareholders.”

Duties of the Sponsor

The general fiduciary duties that would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are replaced entirely by the terms of the Trust Agreement (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent). Additionally, under the Trust Agreement, the Sponsor has the following obligations as a sponsor of the Trust:

•	devote such of its time to the affairs of the Trust as it shall, in its discretion exercised in good faith, determine to be necessary to carry out the purposes of the Trust for the benefit of the Shareholders;

•	execute, file, record and/or publish all certificates, statements and other documents and do any and all other things as may be appropriate for the formation, qualification and operation of the Trust and for the conduct of its affairs in all appropriate jurisdictions;

•	retain on behalf of the Trust independent public accountants to audit the accounts of the Trust;

•	employ attorneys to represent the Sponsor and, as necessary, the Trust;

•	select and enter into agreements with the Trustee and any other service provider to the Trust;

•	use its best efforts to maintain the status of the Trust as a grantor trust for U.S. federal income tax purposes under Subpart E, Part I of Subchapter J of the Code

•	monitor all fees charged to the Trust, and the services rendered by the service providers to the Trust, to determine whether the fees paid by, and the services rendered to, the Trust are at competitive rates and are the best price and services available under the circumstances, and if necessary, renegotiate the fee structure to obtain such rates and services for the Trust;

•	Enter into an Authorized Participant Agreement with each Authorized Participant and discharge the duties and responsibilities of the Trust and the Sponsor

•	Receive directly or through its delegates from Authorized Participants and process properly submitted creation orders

•	Receive directly or through its delegates from Authorized Participants and process properly submitted redemption orders (if authorized), as may from time to time be permitted by the Trust Agreement;

•	Interact with the Bitcoin Custodian, Cash Custodian and any other party as required;

•	cause the Trust to comply with all rules, orders and regulations of the Exchange to which the Trust is subject as a result of the listing, quotation or trading of the Shares on the Exchange, and take all such other actions that may reasonably be taken and are necessary for the Shares to remain listed, quoted or traded on the Exchange until the Trust is terminated or the Shares are no longer listed, quoted or traded on the Exchange;

•	perform such other services as the Sponsor believes the Trust may from time to time require; and

•	in general, to carry out any other business in connection with or incidental to any of the foregoing powers, to do everything necessary, suitable or proper for the accomplishment of any purpose or the attainment of any object or the furtherance of any power herein set forth, either alone or in association with others, and to do every other act or thing incidental or appurtenant or growing out of or connected with the aforesaid business or purposes, objects or powers.

To the extent that at law (common or statutory) or in equity, the Sponsor has duties (including fiduciary duties) or liabilities to the Trust, the Shareholders or to any other person, the Sponsor will not be liable to the Trust, the Shareholders or to any other person for its good faith reliance on the provisions of the Trust Agreement unless such reliance constitutes fraud, bad faith, or willful misconduct on the part of the Sponsor.

Liability and Indemnification

Trustee

The Trustee is not liable for the acts or omissions of the Sponsor, nor is the Trustee liable for supervising or monitoring the performance and the duties and obligations of the Sponsor or the Trust under the Trust Agreement. The Trustee is not personally liable under any circumstances, except for its own fraud, bad faith, or willful misconduct.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) shall be indemnified by the Trust from and against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of its indemnification rights hereunder), taxes and penalties of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted at any time against such Indemnified Persons with respect to the performance of the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated hereby; provided, however, that the Trust shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or negligence of an Indemnified Person. To the fullest extent permitted by law and by the requirement for treatment of the Trust as a grantor trust for tax purposes, Expenses to be incurred by an Indemnified Person shall, from time to time, be advanced by, or on behalf of, Sponsor prior to the final disposition of any matter upon receipt by Sponsor of an undertaking by, or on behalf of, such Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified under the Trust Agreement.

Sponsor

The Sponsor and its affiliates and their respective members, managers, directors, officers, employees, agents and controlling persons (each, a “Covered Person”) have no liability to the Trust or to any Shareholder or other Covered Person for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such course of conduct did not constitute fraud, bad faith or willful misconduct of such Covered Person. Subject to the foregoing, neither the Sponsor nor any other Covered Person are personally liable for the return or repayment of all or any portion of the purchase price paid by a Shareholder for its Shares, it being expressly agreed that any such return made pursuant to this Trust Agreement shall be made solely from the assets of the Trust without any rights of contribution from the Sponsor or any other Covered Person. A Covered Person is not liable for the conduct or misconduct of any delegatee selected by the Sponsor with reasonable care.

The Sponsor and any other Covered Person shall be indemnified by the Trust against any losses, judgments, liabilities, expenses and amounts arising out of or in connection with the performance of its obligations under the Trust Agreement, any actions taken in accordance with the provisions of the Trust agreement or with its activities for the Trust, provided that (i) the Sponsor was acting on behalf of, or performing services for, the Trust and such liability or loss was not the result of fraud, bad faith, willful misconduct, or a material breach of the Trust Agreement on the part of the Sponsor and (ii) any such indemnification will be recoverable only from the Trust Estate, as defined within the Trust Agreement. Any amounts payable to the Sponsor and any Covered Person under the Trust Agreement may be payable in advance. The Sponsor has no obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefor by the Trust.

Management; Voting by Shareholders

The Shareholders do not generally have any voting rights. The Shares do not represent a traditional investment and are not similar to shares of a corporation operating a business enterprise with management and a board of directors. All Shares are of the same class with equal rights and privileges. The Shares do not entitle their holders to any conversion or pre-emptive rights or any redemption rights (other than with respect to the dissolution of the Trust).

Shareholders do not participate in the management or control of the Trust, nor do they enter into any transaction on behalf of the Trust or have the power to sign for or bind the Trust, as such power is vested solely and exclusively in the Sponsor.

The Sponsor generally has the right to amend the Trust Agreement as it applies to the Trust provided that the Shareholders have the right to vote only if expressly required under Delaware or federal law or rules or regulations of the Exchange, or if submitted to the Shareholders by the Sponsor in its sole discretion. No amendment affecting the Trustee will be binding upon or effective against the Trustee unless consented to by the Trustee in the form of an instruction letter.

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. However, the Sponsor is supported by principals and executive officers who perform certain functions that, if the Trust had directors or executive officers, would typically be performed by them.

Books and Records

The Trust keeps its books of record and account at the office of the Sponsor located at 250 West 34th Street, 3rd Floor, New York, NY 10119, or at the offices of the Administrator, or such office, including of an administrative agent, as it may subsequently designate upon notice. No Shareholder shall have any right to inspect any account, book or document of the Trust that is not publicly available, except as conferred by the Sponsor.

The Trust keeps a copy of the Trust Agreement on file in the Sponsor’s office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

Governing Law; Consent to Delaware Jurisdiction

The rights of the Sponsor, the Trust, DTC (as registered owner of the Trust’s global certificate for Shares) and the Shareholders are governed by the laws of the State of Delaware except for causes of action for violation of U.S. federal or state securities laws. The Sponsor, the Trust and DTC and, by accepting Shares, each DTC Participant and each Shareholder, consent to the exclusive jurisdiction of the courts of the State of Delaware and any federal courts located in Delaware, provided that (i) the forum selection provisions do not apply to suits brought to enforce a duty or liability created by the 1934 Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the 1933 Act, or the rules and regulations promulgated thereunder. Such consent is not required for any person to assert a claim of Delaware jurisdiction over the Sponsor or the Trust.

Federal Income Tax Considerations

The following discussion of the material U.S. federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain U.S. federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below). The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), “Treasury Regulations” promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, tax-exempt organizations, tax-exempt or tax- advantaged retirement plans or accounts, brokers or dealers, traders, partnerships for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to Shareholders who hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax law consequences that may apply to an investment in Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•	an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes;

•	a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

•	a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

If a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable, and we urge you to consult your own tax adviser for the U.S. federal income tax implications of the purchase, ownership and disposition of such Shares.

Taxation of the Trust

The Sponsor and the Trustee treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). As a result, the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the IRS on that basis. It is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders, and might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a regular corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, there can be no assurance in this regard. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders are treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders are also treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying bitcoin related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies bitcoin as “property” that is not currency for U.S. federal income tax purposes and clarifies that bitcoin could be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of bitcoin. Because bitcoin is a new technological innovation, the U.S. federal income tax treatment of bitcoin or transactions relating to investments in bitcoin may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving bitcoin. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. This discussion assumes that any bitcoin the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

The Trust may use bitcoin to pay certain expenses of the Trust, which under current IRS guidance would be treated as a sale of such bitcoin. Although the Trust generally does not intend to sell bitcoin for other purposes, it may do so in connection with cash redemption transactions, or if necessary to pay certain expenses that must be paid in cash. As and when the Trust sells bitcoin (for example to generate cash to pay fees or expenses) or is treated as selling bitcoin (for example by using bitcoin to pay fees or expenses), a Shareholder will recognize a gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the bitcoin that was sold. A Shareholder’s tax basis for its share of any bitcoin sold by the Trust should generally be determined by multiplying the Shareholder’s total basis for its share of all of the bitcoin held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of bitcoin sold, and the denominator of which is the total amount of the bitcoin held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the bitcoin remaining in the Trust should be equal to its tax basis for its share of the total amount of the bitcoin held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the bitcoin that was sold or treated as sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion or all, respectively, of its pro rata share of the bitcoin held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the bitcoin held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. Based on current IRS guidance, such gain or loss (as well as any gain or loss realized by a Shareholder on account of the Trust selling bitcoin) will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period of greater than one year in its pro rata share of the bitcoin that was sold.

In the event the In-Kind Regulatory Approval is received, an in-kind redemption of some or all of a Shareholder’s Shares in exchange for the underlying bitcoin represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the bitcoin received in the in-kind redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the bitcoin held in the Trust immediately prior to the in-kind redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the bitcoin received generally should include the period during which the Shareholder held the Shares redeemed in-kind. A subsequent sale of the bitcoin received by the Shareholder generally will be a taxable event, unless a nonrecognition provision of the Code or Treasury Regulations applies to such sale.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the bitcoin held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the bitcoin held in the Trust immediately prior to the sale or redemption, less the portion of such basis that is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or redemption for cash or, in the case of an in-kind redemption, that is treated as the basis of the bitcoin received by the Shareholder in the in-kind redemption.

If a hard fork occurs in the Bitcoin blockchain, Incidental Rights or IR Virtual Currency may become available to the Trust. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. If such a transaction occurs, the Trust, at the direction of the Sponsor, will as soon as possible direct the Bitcoin Custodian to irrevocably and permanently abandon, for no consideration, such Incidental Rights or IR Virtual Currency.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this tax may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize the full amount of gain or loss upon a sale or deemed sale of bitcoin by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. An individual may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017, and before January 1, 2026. For tax years beginning after December 31, 2025, individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed in the aggregate 2% of the individual’s adjusted gross income. Similar rules apply to certain miscellaneous itemized deductions of estates and trusts. In addition, such deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

Investment by Certain Retirement Plans

Individual retirement accounts (“IRAs”) and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code section 401(a) plan should consult with their own tax advisors as to the tax consequences of a purchase of Shares.

United States Information Reporting and Backup Withholding

The Trustee files certain information returns with the IRS, and provides certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income, expenses, gains and losses (if any). A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person, and some Non-U.S. Shareholders may be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences under the laws of such jurisdiction (or any other jurisdiction other than the United States to which they are subject) of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (the “DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the Bitcoin Custodian, the Cash Custodian or any of their respective affiliates (the “Transaction Parties”) has through this report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this report and related materials will not make a Transaction Party a fiduciary to the Plan.

Intellectual Property

WisdomTree, Inc. is the licensor of certain trademarks, service marks and trade names of the Trust. WisdomTree, Inc. also owns trademark registrations for the Sponsor. The Sponsor relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. WisdomTree, Inc. is not responsible for, and has not participated in, the determination of the timing, prices, or quantities of Shares of the Trust to be issued or in the determination or calculation of the equation by which the Shares of the Trust are redeemable.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be read in conjunction with the other information included in this annual report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. See the section titled “Glossary of Defined Terms” for the definition of certain capitalized terms used in this annual report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

•	There can be no assurance that the Trust will achieve its investment objective.

•	There is no assurance as to whether the Trust will be profitable or meet its expenses and liabilities.

•	An investment in the Trust carries with it the inherent risks associated with investments in bitcoin, the trading prices for which have exhibited high levels of volatility and may continue to do so. Because of such volatility, Shareholders could lose all or substantially all of their investment in the Trust.

•	Investors considering a purchase of Shares of the Trust should carefully consider how much of their total assets should be exposed to the bitcoin market, and should fully understand, be willing to assume, and have the financial resources necessary to withstand, the risks involved in the Trust’s investment strategy, and be in a position to bear the potential loss of their entire investment in the Trust.

•	The value of Shares depends on the development and acceptance of the Bitcoin network. The Bitcoin network is in the early stages of development and has a limited history, and there is no assurance that usage of Bitcoin network, and bitcoin itself, will continue to grow. The slowing or stopping of the development of the Bitcoin network or acceptance of the Bitcoin network may adversely affect an investment in the Trust.

•	The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

•	Regulation of bitcoin and the Bitcoin network continues to evolve in both the U.S. and foreign jurisdictions, which may result in restrictions on the use of bitcoin or otherwise impact the demand for bitcoin.

•	Disruptions at bitcoin platforms and in the OTC market could adversely affect the availability of bitcoin.

•	The loss or destruction of certain “private keys,” including by the Bitcoin Custodian, could prevent the Trust from accessing its bitcoin. Loss of these private keys may be irreversible and could result in the loss of all or substantially all of an investment in the Trust.

•	Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly or unexpected bitcoin transactions could adversely affect an investment in the Trust.

•	The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust and its service providers expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoin for which no person or entity is liable.

•	The lack of using a bank custodian, or the loss of a critical banking relationship for, or the failure of a bank used by, the Trust, could adversely impact the Trust, its ability to operate or could cause losses to the Trust.

•	The Reference Rate has a limited history and the price of bitcoin reflected therein is an average composite reference rate calculated using volume-weighted trading price data from certain bitcoin platforms. These bitcoin platforms may change over time and the Benchmark Administrator may remove or add bitcoin platforms to the Reference Rate in the future, as well as the provisions of its publicly available criteria (the “CF Constituent Platform Criteria”) accessible on its website at www.cfbenchmarks.com. The Reference Rate could fail or may not otherwise accurately track the global bitcoin price, which could adversely affect the value of the Shares.

•	The Trust’s return will likely not match the performance of the price of bitcoin because the Trust incurs operating expenses. Further, the amount of bitcoin represented by the Shares will decline over time.

•	The NAV of the Trust may not always correspond to the market price of its Shares or the global price of bitcoin for a number of reasons, including price volatility, trading activity, normal trading hours for the Trust, the calculation methodology of the NAV, and/or the closing of bitcoin platforms due to fraud, failure, security breaches or otherwise. As a result, Baskets may be created or redeemed at a dollar value that differs from the market price of the Shares. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to NAV. Investors also should note that the size of the Trust in terms of total assets held may change substantially over time and from time to time as Baskets are created and redeemed.

•	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risk Factors Associated with bitcoin and the Bitcoin Network

Digital assets such as bitcoin are relatively new, and the value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate.

Digital assets such as bitcoin are relatively new, and the value of the Shares is influenced by a wide variety of factors that are uncertain and difficult to evaluate, such as the infancy of their development, their dependence on technologies such as cryptographic protocols, their dependence on the role played by miners and developers and the potential for malicious activity. For example, the following are some of the risks that could materially adversely affect the value of the Shares:

•	Bitcoin’s lack of a physical form, reliance on technology for its creation, existence and transactional validation and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence.

•	As an intangible asset without centralized issuers or governing bodies, bitcoin has been, and may in the future be, subject to security breaches, coordinated manipulation, cyberattacks or other malicious activities, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. If such threats are realized or the measures or controls created or implemented to secure the bitcoin holdings fail, it could result in a partial or total misappropriation or loss of the Trust’s bitcoin holdings, and the Trust’s financial condition and operating results would be harmed.

•	The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Based on the last ten years, the historical annualized volatility of bitcoin was approximately 74%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

•	The loss or destruction of a private key required to access a digital asset such as bitcoin may be irreversible. If a private key is lost, destroyed or otherwise compromised, including by the Bitcoin Custodian, the Trust will be unable to access the bitcoin corresponding to that private key, resulting in loss.

•	Digital asset networks and the software used to operate them are in the early stages of development. Digital assets have experienced, and the Sponsor expects will experience in the future, sharp fluctuations in value. Given the infancy of the development of digital asset networks, parties may be unwilling to transact in digital assets, which would dampen the growth, if any, of digital asset networks, including the Bitcoin network. Further, given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because bitcoin is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and a theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

•	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, adversely affect their value.

•	Because bitcoins have no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the into multiple blockchains, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin.

•	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, resulting in the creation of multiple separate networks, which could compete with one another for users, miners, and developers. This could adversely affect the Bitcoin network and bitcoin prices.

•	Governance of many digital asset networks, including the Bitcoin network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and solve challenges or lead to “forks”. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome current or future problems on the Bitcoin network.

•	The foregoing notwithstanding, the Bitcoin network’s software protocol is informally managed by a group of core developers that propose amendments to the Bitcoin network’s source code.

•	The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin network, the Bitcoin network will be subject to new protocols that may adversely affect the value of bitcoin.

•	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the software protocol of the Bitcoin network could damage the network, and adversely affect the value of bitcoin.

•	Bitcoin have only recently become selectively accepted as a means of payment by merchants and retail and commercial businesses, and use of bitcoin by consumers to pay such merchants and businesses remains limited. As a result, the prices of bitcoins may be primarily determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

•	Miners, developers and users may switch to or adopt certain digital asset networks at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin network.

•	Over the past several years, digital asset mining operations have become more costly as they have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using specialized hardware or sophisticated machines. The reduction in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by miners, could be inadequate to incentivize miners to continue to perform mining activities. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell digital assets, earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price. Moreover, concentration of mining operations could lead to a small number of mining operations having significant control or influence over the Bitcoin network.

•	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin blockchain until a block is solved by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin network.

•	In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, such as advances in quantum computing, could result in such cryptography becoming ineffective, enabling a malicious actor to take the Trust’s bitcoin, which would adversely affect the value of the Shares. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including bitcoin, and therefore adversely affect the value of the Shares.

•	Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. This could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Trust from being able to complete the timely liquidation of bitcoin and withdrawal of assets from the Bitcoin Custodian even if the Sponsor determined that such liquidation were appropriate or suitable.

Additionally, because digital assets, including bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict or evaluate as of the date of this registration statement.

The value of the Shares relates directly to the value of bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the bitcoin held by the Trust. The price of bitcoin has fluctuated widely and may continue to experience significant price fluctuations, which could adversely affect the value of the Shares.

The price of bitcoin could drop precipitously (including to zero). Several factors may affect the price of bitcoin, including:

•	Regulatory changes, whether in or outside the United States, which inhibit (or ban) the holding and/or transacting in bitcoin. For example, the application of securities laws and other regulations to such assets is unclear in many respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty.

•	The maximum global supply of bitcoin is limited to 21 million by the Bitcoin network’s software protocol. As of December 31, 2023, there were approximately 19.5 million bitcoin in existence , although not all of such bitcoin were in circulation as of such date, which amount varies day-over-day. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying and accessing bitcoin, institutional demand for bitcoin as an investment asset, consumer demand for bitcoin as a means of payment, regulatory or legislative developments and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long term;

•	The adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin network, and speculative expectations related thereto;

•	Forks in the Bitcoin network;

•	Disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset platform FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;

•	The filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in/ 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, and the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023;

•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or bitcoin, and digital asset and fiat currency conversion and exchange rates;

•	Regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

•	Developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective;

•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the bitcoin markets;

•	Increased competition from other forms of digital assets or payment services, including digital currencies constituting legal tender that may be issued in the future by central banks, or digital assets meant to serve as a medium of exchange by major private companies or other institutions.

•	Global or regional political, economic or financial conditions, events and situations, such as the COVID-19 coronavirus outbreak;

•	Consumer and investor preferences and perceptions of bitcoin specifically and digital assets generally;

•	Decreased confidence in bitcoin or digital asset platforms generally due to the failure of certain bitcoin or digital asset platforms or their being subject to hacks, service outages, regulatory action, or manipulative trading activity, as well as to the increase or lack of regulation and transparency associated with some of them;

•	Fiat currency withdrawal and deposit policies on bitcoin platforms;

•	The liquidity of bitcoin markets;

•	Levels of speculative interest and trading activity in bitcoin and other digital asset markets;

•	Large transfers, transactions, or sales of bitcoin by significant holders of bitcoin, including accounts held by centralized exchanges (such as in liquidation), amounts re-entering the market related to dormant accounts or addresses (including those attributed to Satoshi Nakamoto), in addition to investment and trading activities of large holders of bitcoin in general;

•	A “short squeeze” resulting from speculation on the price of bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;

•	An active derivatives market for bitcoin or for digital assets generally;

•	Negative publicity, media, or social media coverage or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industries or markets, which may include (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Ripple Labs, Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process; (v) the restriction of access to cryptocurrency by service providers or financial institutions, such as banks, disallowing the purchase of cryptocurrency;

•	Fees associated with processing a bitcoin transaction and the speed at which bitcoin transactions are settled; and

•	The availability and cost of funding and capital.

The Trust is not actively managed and does not and will not have any strategy relating to the development of the Bitcoin network. Furthermore, the Sponsor cannot be certain as to the impact of the expansion of its bitcoin holdings on the digital asset industry and the Bitcoin network. A decline in the popularity or acceptance of the Bitcoin network would harm the value of the Trust.

Due to the nature of private keys, bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect an investment in the Trust.

Bitcoin transactions are not reversible. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the Bitcoin blockchain, an incorrect transfer of cryptocurrency, such as bitcoin, or a theft of bitcoin generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The custody of the Trust’s bitcoin is handled by the Bitcoin Custodian. The Sponsor has evaluated the procedures and internal controls of the Trust’s Custodian to safeguard the Trust’s bitcoin holdings. However, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s bitcoin could be transferred from the Trust’s account at the Bitcoin Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Alternatively, if the Bitcoin Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s bitcoin holdings, and the Trust’s private key(s) is (are) lost, destroyed or otherwise damaged or compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its bitcoin, which could adversely affect an investment in the Shares of the Trust. When used to sign transactions, the risk of private key theft is heightened as security measures like encryption need to be reversed in order to access and use the private key. In addition, if the Trust’s private key(s) is (are) misappropriated and the Trust’s bitcoin holdings are stolen, including from or by the Bitcoin Custodian, the Trust could lose some or all of its bitcoin holdings, which could adversely impact an investment in the Shares of the Trust. Such events have occurred in connection with digital assets in the past and should not be unexpected in the future. For example, in September 2014, the Chinese digital asset platform Huobi announced that it sent bitcoin to the wrong customers.

Security threats to the Trust’s account with the Bitcoin Custodian or Prime Execution Agent could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s bitcoin held in the Trust’s account with the Bitcoin Custodian or Trading Balance held with the Prime Execution Agent will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s bitcoin and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor, the Bitcoin Custodian or Prime Execution Agent is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s bitcoin may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s bitcoin. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, hack, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets.

The Sponsor does not control the Bitcoin Custodian’s or Prime Execution Agent’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in the Trading Balance, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Trading Balance, generally is held in hot storage on an omnibus, rather than segregated basis, which creates greater risk of loss. Even though bitcoin is only moved into the Trading Balance in connection with and to the extent of purchases and sales of bitcoin by the Trust, there are no policies that would limit the amount of bitcoin that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent. This could create greater risk of loss of the Trust’s bitcoin, which could cause Shareholders to suffer losses.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of Sponsor personnel, the Bitcoin Custodian, Prime Execution Agent, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Bitcoin Custodian, the private keys (and therefore bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce Sponsor personnel, the Bitcoin Custodian, Prime Execution Agent, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, the Bitcoin Custodian and/or other Trust service providers may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the Bitcoin Custodian, Prime Execution Agent and/or other Trust service providers could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, suspend redemptions or suffer a reduction in assets, the occurrence of which could similarly result in a reduction in the price of the Shares.

The value of the Shares depends on the development and acceptance of the Bitcoin network. The slowing or stopping of the development or acceptance of the Bitcoin network may adversely affect an investment in the Trust.

The Bitcoin network, including the cryptographic and algorithmic protocols associated with the operation of the Bitcoin blockchain, has only been in existence since 2009, and bitcoin markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. The growth of the digital asset industry in general, and the Bitcoin network in particular, is subject to a high degree of uncertainty. For example, the following are some of the risks that could materially adversely affect the value of the Shares:

•	As the Bitcoin network continues to develop and grow, certain technical issues might be uncovered, and the troubleshooting and resolution of such issues requires the attention and efforts of Bitcoin’s global development community.

•	In August 2017, the Bitcoin network underwent a hard fork that resulted in the creation of a new digital asset network called Bitcoin Cash. This hard fork was contentious, and as a result some users of the Bitcoin Cash network may harbor ill will toward the Bitcoin network. These users may attempt to negatively impact the use or adoption of the Bitcoin network.

•	Also in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” with the promise of increasing the number of transactions per second that can be handled on-chain and enabling so-called second layer solutions, such as the Lightning Network or payment channels which continue to be developed, that increase transaction throughput by processing certain transactions outside the main Bitcoin blockchain. These upgrades may fail to achieve the expected benefits or widespread adoption, leading to a decline in public support for, and the price of, bitcoin.

•	It is possible that some of the largest bitcoin wallets are controlled by the same person or entity, or that other persons or entities control multiple wallets that collectively hold a significant number of bitcoin, even if each wallet individually only holds a small amount. As a result of this potential concentration of ownership, large sales by such holders may have an adverse effect on the market price of bitcoin.

There is no assurance that the Bitcoin network, or the service providers necessary to accommodate it, will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to digital asset service providers will not be negatively affected by government regulation or supply and demand of bitcoin.

A disruption of the internet may affect the operation of the Bitcoin network, which may adversely affect the bitcoin industry and an investment in the Trust.

The Bitcoin network relies on the internet. A significant disruption of internet connectivity (i.e., one that affects large numbers of users or geographic regions) could disrupt the Bitcoin network’s functionality and operations until the disruption is resolved. A disruption of the internet could adversely affect an investment in the Trust or the ability of the Trust to operate.

Potential amendments to the Bitcoin network’s protocols and software could, if accepted and authorized by the Bitcoin network community, adversely affect an investment in the Trust.

The Bitcoin network uses a cryptographic protocol to govern the interactions within the Bitcoin network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolve over time, largely based on self-determined participation in the resource section dedicated to bitcoin on Github.com. The core developers can propose amendments to the Bitcoin network’s source code that, if accepted by miners and users, could alter the protocols and software of the Bitcoin network and the properties of bitcoin. These alterations would occur through software upgrades and could potentially include changes to the irreversibility of transactions and limitations on the mining of new bitcoin, which could undermine the appeal and market value of bitcoin. Alternatively, software upgrades and other changes to the protocols of the Bitcoin network could fail to work as intended or could introduce bugs, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Bitcoin network or bitcoins. As a result, the Bitcoin network could be subject to new protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the Bitcoin network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Bitcoin network protocol. A failure to properly monitor and upgrade the Bitcoin network protocol could damage the Bitcoin network and an investment in the Trust.

The Bitcoin network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to bitcoin development. As the Bitcoin network protocol is not sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Bitcoin network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Bitcoin network and the core developers may lack the resources to adequately address emerging issues with the Bitcoin network protocol. Although the Bitcoin network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been recent reports that the number of core developers who have the authority to make amendments to the Bitcoin network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Bitcoin network. Further, a bad actor could also attempt to interfere with the operation of the Bitcoin network by attempting to, or actually, influencing a core developer in a negative way or with malintent. Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Bitcoin network. To the extent that material issues arise with the Bitcoin network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Bitcoin network and an investment in the Trust may be adversely affected.

A temporary or permanent “fork” of the Bitcoin blockchain could adversely affect an investment in the Trust.

Bitcoin software is open source. Any user can download the software, modify it and then propose that the core developers, users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is nonetheless implemented by some users and miners and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the Bitcoin network (and the blockchain), with one version running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two (or more) versions of the Bitcoin network running in parallel, but with each version’s bitcoin lacking interchangeability. Such a fork in the Bitcoin blockchain typically would be addressed by community-led efforts to merge the forked Bitcoin blockchains, and several prior forks have been so merged. Since the Bitcoin network’s inception, modifications to the Bitcoin network have generally been accepted by the majority of users and miners, ensuring that the Bitcoin network remains a coherent economic system and the focal point of the majority of developer activity. There is no assurance, however, that this will continue to be the case, and if it is not, then the price of bitcoin could be negatively affected. The original blockchain and the forked blockchain could potentially compete with each other for users, developers, and miners, leading to a loss of these for the original blockchain. A fork of any kind could adversely affect an investment in the Trust or the ability of the Trust to operate and the Trust’s procedures may be inadequate to address the effects of a fork.

Additionally, a fork could be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. It is also possible that, in a future accidental or unintentional fork, a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two blockchains, which could cause bitcoin to decline in value. Further, a hard fork could lead to new security concerns.

Forks have occurred already to the Bitcoin network. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. At the time of the fork, bitcoin was valued at roughly $2,700. Within approximately two weeks following the fork, bitcoin reached a value of roughly $4,000, while nearly four months later in mid-December 2017, bitcoin reached an all-time high at the time of roughly $19,500, before dropping to roughly $14,000 prior to year-end 2017. Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by the DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic. In addition, many developers have previously initiated hard forks in the blockchain to launch new digital assets, such as Bitcoin Gold and Bitcoin Diamond. To the extent such digital assets compete with bitcoin, such competition could impact demand for bitcoin and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack. A hard fork may adversely affect the price of bitcoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares.

As another example of the effects of hard forks on digital assets, on September 15, 2022, the Ethereum Network completed a move from a proof-of-work model to a proof-of-stake model. Ethereum proof-of-work miners who disagreed with the new consensus mechanism forked the network which resulted in the Ethereum proof-of-work network. Ethereum proof-of-work network was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to proof-of-stake. The vast majority of token holder votes preferred the new proof-of stake consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped Ethereum proof-of-work network tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the Ethereum proof-of-work network token almost immediately lost most of its value.

A future fork in the Bitcoin network could adversely affect the value of the Shares or the ability of the Trust to operate.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational security, legal or regulatory, or other risks for the Trust, the Sponsor, the Bitcoin Custodian, Authorized Participants, or other entities. Typically, the holder of bitcoin has no discretion in a hard fork; it merely has the right to claim the new forked asset on a pro rata basis while it continues to hold the same number of bitcoin. If such a transaction does occur, the Trust will, at the direction of the Sponsor, direct the Bitcoin Custodian to irrevocably and permanently abandon, for no consideration, the new cryptocurrency or digital asset as soon as possible.

In the event of a hard fork of the Bitcoin network, the Sponsor will use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Bitcoin network, the Sponsor will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Bitcoin network, is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Bitcoin, users, service providers, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Bitcoin network. However, even after taking these factors into consideration, there is no guarantee that the Sponsor’s determination as to the most appropriate network for the Trust’s purposes will ultimately become the most valuable fork, which may adversely affect the value of the Shares. The Sponsor may also disagree with Shareholders, the Bitcoin Custodian, other service providers and security vendors on what is generally accepted as Bitcoin and should therefore be considered “bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares.

The Bitcoin blockchain could be vulnerable to a “51% attack,” which could adversely affect an investment in the Trust or the ability of the Trust to operate.

If the majority of the processing power dedicated to mining on the Bitcoin network is controlled by a bad actor or actors (often referred to as a “51% attack”), such persons may be able to alter the Bitcoin blockchain on which the Bitcoin network and bitcoin transactions rely. This could occur if the bad actor(s) were to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. It could be possible for the malicious actor to control, exclude or modify the ordering of transactions, though it could not generate new bitcoin or transactions. Further, a bad actor could “double-spend” its own bitcoin (i.e., spend the same bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. If the Bitcoin community did not reject the fraudulent blocks as malicious or to the extent that such bad actor did not yield its control of processing power, reversing any changes made to the Bitcoin blockchain may be impossible. The possible crossing of this threshold indicates a greater risk that a single mining pool or coordinate group of pools could exert authority over the validation of bitcoin transactions. If the feasibility of a bad actor gaining control of the processing power on the Bitcoin network increases, there may be a negative effect on an investment in the Trust.

Although there are no known reports of malicious parties taking control of the Bitcoin network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin network on a temporary basis. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin network will increase, which may adversely affect the value of the Shares.

The 51% threshold is the level which would almost guarantee a malicious actor’s success. However, such attacks could in theory occur at thresholds lower than 51% of the available hash power. In addition, a malicious actor may also obtain control over the Bitcoin network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the Bitcoin ecosystem does not grow, the possibility that a malicious actor may be able to obtain control of the processing power or development control on the Bitcoin network in this manner will remain heightened.

If such an attack occurred, even outside of the Bitcoin blockchain, investor sentiment in the infrastructure of digital assets generally could be adversely affected, effecting demand and therefore ultimately the price of a digital asset such as bitcoin, thus adversely impacting the value of the Shares.

Transacting in bitcoin is subject to illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin network, a buyer or seller of bitcoin on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies - such as bitcoin trading platforms commonly referred to as “mixers” - may obscure the origin or chain of custody of bitcoin. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Bitcoin in the past has been used to facilitate illicit activities. If bitcoin (or other digital assets) were used to facilitate illicit activities, businesses that facilitate transactions in bitcoin or other digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, including bitcoin, the attractiveness of the respective blockchain network such as the Bitcoin network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of investigation, potential criminal or civil lawsuits or liability, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

If miners expend less processing power on the Bitcoin network, it could increase the likelihood of a malicious actor obtaining control.

Miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Bitcoin blockchain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, the Bitcoin network may be more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the processing power on the Bitcoin network. As a result, it may be possible for a bad actor to manipulate the Bitcoin blockchain and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Bitcoin network may adversely affect an investment in the Trust.

Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the Bitcoin blockchain and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies, such as the Bitcoin network, could quickly collapse, and an investment in the Trust may be adversely affected.

The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust.

The price of bitcoin as determined by the bitcoin market has experienced periods of extreme volatility and may be influenced by a wide variety of factors. Speculators and investors who seek to profit from trading and holding bitcoin generate a significant portion of bitcoin demand. Such speculation regarding the potential future appreciation in the value of bitcoin may cause the price of bitcoin to increase. Conversely, a decrease in demand for or speculative interest regarding bitcoin may cause the price to decline. The volatility of the price of bitcoin, particularly arising from speculative activity, may have a negative impact on the performance of the Trust.

The price of bitcoin may become closely correlated with other asset classes.

Returns from investing in bitcoin have at times diverged from and/or have not been correlated with those associated with other asset classes, but there can be no assurance that there will be any such divergence, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that bitcoin will maintain its value in the long, intermediate, short, or any other term. In the event that the price of bitcoin declines, the value of the Shares is likely to decline proportionately.

Prices of bitcoin may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in “stablecoins,” such as those digital assets that are pegged to the U.S. dollar and holders expect to receive one U.S. dollar in exchange for the stablecoin, it may nonetheless be exposed to risks that stablecoins pose for the bitcoin market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past indirectly or apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon whereby assets held in stablecoins has increased significantly over the past few years, such that it is impossible to know all of the risks that they could pose to participants in the bitcoin market. In addition, some have argued that certain stablecoins are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, which may artificially inflate the price of bitcoin. Some issuers of stablecoins may not be vetted or regulated, and it is not always possible to discern whether there is sufficient backing for a given stablecoin or other mechanisms to maintain a stable price for the asset. In addition, it is not possible to eliminate the possibility that some stablecoins are involved in illicit activities. Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. Because a large portion of the digital asset market trading volume occurs in stablecoins, there is a risk that actual or perceived loss of value or backing could disrupt the digital asset market, including via a disorderly de-pegging or a run on stablecoins could lead to dramatic market volatility in digital assets more broadly. Perceived or actual volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including bitcoin), or regulatory concerns or actions about stablecoin issuers or intermediaries, such as platforms, that support stablecoins, could impact both the digital assets market and individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the bitcoin market, and affect the value of bitcoin, and in turn impact an investment in the Shares.

Currently, there is relatively small use of bitcoin in the retail and commercial marketplace in comparison to relatively large use by speculators and those perceiving bitcoin as a store of value, thus contributing to price volatility that could adversely affect an investment in the Trust.

Certain merchants and major retail and commercial businesses have only recently begun accepting bitcoin and the Bitcoin network as a means of payment for goods and services. Consumer use of bitcoin to pay such retail and commercial outlets, however, remains limited. Yet, market speculators and investors seeking to profit from the short- or long-term holding of bitcoin generate a significant portion of demand for bitcoin, which can contribute to price volatility, which in turn can make bitcoin less attractive to merchants and commercial parties as a means of payment. A lack of expansion by bitcoin into retail and commercial markets or a contraction of such use may result in a reduction in the price of bitcoin, which could adversely affect an investment in the Trust.

Bitcoin platforms on which bitcoin trades are relatively new and, in some cases, unregulated, and, therefore, may be more exposed to fraud, manipulation and security breaches than established, regulated platforms for other financial assets or instruments, which could have a negative impact on the performance of the Trust.

Risk of Fraud and Market Manipulation.

Over the past several years, a number of bitcoin platforms have been closed or faced issues due to fraud, manipulation, failure, security breaches or governmental regulations. Bitcoin platforms may be more exposed to the risk of market manipulation than exchanges for more traditional assets. Some bitcoin platforms are not subject to direct regulatory oversight, and some bitcoin platforms that are subject to such oversight typically must comply with minimum net worth, cybersecurity, and anti-money laundering requirements, but are not typically required to protect customers or their markets to the same extent that regulated securities exchanges or futures exchanges are required to do so. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving stablecoins; and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto markets and/or cause distortions in price, which could adversely affect the Trust or Shares. Further, the closure or temporary shutdown of bitcoin platforms due to fraud, manipulation business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin network and can slow down the mass adoption of bitcoin. Further, such bitcoin platform failures or that of any other major component of the overall bitcoin ecosystem can have an adverse effect on bitcoin markets and the price of bitcoin and could therefore have a negative impact on the performance of the Trust.

Spot markets may be exposed to wash trading.

Spot markets on which bitcoin trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information. Any actual or perceived false trading in the digital asset markets, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin. To the extent that wash trading either occurs or appears to occur in spot markets on which bitcoin trades, investors may develop negative perceptions about bitcoin and the digital assets industry more broadly, which could adversely impact the price bitcoin and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset platforms at a relative competitive disadvantage.

Price Volatility.

Many bitcoin platforms lack certain safeguards established by more traditional exchanges to enhance the stability of trading on the platform, such as measures designed to prevent sudden drops in value of items traded on the exchange (i.e., “flash crashes”). As a result, the prices of cryptocurrencies, including bitcoin, on exchanges may be subject to larger and more frequent sudden declines than assets traded on more traditional platforms.

Sales of new bitcoin may cause the price of bitcoin to decline, which could negatively affect an investment in the Trust.

Newly created bitcoin (“newly mined bitcoin”) are generated through a process referred to as “mining.” If entities engaged in bitcoin mining choose not to hold the newly mined bitcoin, and, instead, make them available for sale, there can be downward pressure on the price of bitcoin. A bitcoin mining operation may be more likely to sell a higher percentage of its newly created bitcoin, and more rapidly so, if it is operating at a low profit margin, thus reducing the price of bitcoin. Lower bitcoin prices may result in further tightening of profit margins for miners and decreasing profitability, thereby potentially causing even further selling pressure. Diminishing profit margins and increasing sales of newly mined bitcoin could result in a reduction in the price of bitcoin, which could adversely impact an investment in the Shares.

Digital asset networks face significant scaling challenges and efforts to increase the volume of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. Achieving decentralization may mean that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. However, this may involve tradeoffs from an efficiency perspective, impose constraints on throughput or have other consequences (see the next risk factor regarding the Bitcoin network’s decentralized governance structure).

In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. In August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” with the promise of increasing the number of transactions per second that can be handled on-chain and enabling so-called second layer solutions, such as the Lightning Network or payment channels, that increase transaction throughput by processing certain transactions outside the main Bitcoin blockchain. However, this upgrade may fail to achieve the expected benefits or widespread adoption.

If increases in throughput on the Bitcoin network lag behind growth in usage of bitcoin, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, subject to congestion, which has led to increased transaction fees. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares.

Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

The Bitcoin network’s decentralized governance structure may negatively affect its ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin network, is by voluntary consensus and open competition. In other words, the Bitcoin network has no central decision-making body or clear manner in which participants can come to an agreement other than through voluntary, widespread consensus. As a result, a lack of widespread consensus in the governance of the Bitcoin network may adversely affect the network’s utility and ability to adapt and face challenges, including technical and scaling challenges. Historically the development of the source code of the Bitcoin network has been overseen by the core developers. However, the Bitcoin network would cease to operate successfully without both miners and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in the Bitcoin network. As a general matter, the governance of the Bitcoin network generally depends on most of members of the Bitcoin community ultimately reaching some form of voluntary agreement on significant changes.

The decentralized governance of the Bitcoin network may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges. Deeply held differences of the opinion have led to forks in the past, such as between Bitcoin and Bitcoin Cash, and could lead to additional forks in the future, with potentially divisive effects. The Bitcoin network’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, miners, and developer talent to abandon the Bitcoin network or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of bitcoin to decline. If the Bitcoin community is unable to reach consensus in the future, it could have adverse consequences for the Bitcoin network or lead to a fork, which could affect the value of bitcoin.

New competing digital assets may pose a challenge to bitcoin’s current market position, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin and may have a negative impact on the performance of the Trust.

The Bitcoin network and bitcoin, as an asset, hold a “first-to-market” advantage over other digital assets. This first-to-market advantage has contributed to the Bitcoin network evolving into the most well-developed network of any digital asset. The Bitcoin network enjoys the largest user base and has more mining power in use to secure the Bitcoin blockchain than any other digital asset. Having a large mining network could provide users confidence regarding the security and long-term stability of the Bitcoin network. This in turn could create a domino effect that inures to the benefit of the Bitcoin network - namely, the advantage of more users and miners makes a digital asset more secure, which potentially makes it more attractive to new users and miners, resulting in a network effect that potentially strengthens the first-to-market advantage. However, despite the first-mover advantage of the Bitcoin network over other digital assets, it is possible that real or perceived shortcomings in the Bitcoin network, or technological, regulatory or other developments, could result in a decline in popularity and acceptance of bitcoin and the Bitcoin network, and other digital currencies and trading systems could become more widely accepted and used than the Bitcoin network.

In addition, leading technologies and/or payments companies, from Meta Platforms, Inc. (formerly known as Facebook) to Paypal, have explored plans, enacted plans and/or introduced various digital asset and electronic payments initiatives. Such initiatives could adversely affect the value of bitcoin and digital assets, in particular where technical limitations or perceived disadvantages of bitcoin or the Bitcoin network are compared to such other initiatives. These could include operational cost exceeding the award for solving blocks or transaction fees, and increased transaction fees which may adversely affect the usage of the Bitcoin network.

Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect the value of the Shares.

The Trust and the Sponsor face competition from competing products.

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded bitcoin products. If the SEC were to approve many or all of the currently pending applications for such exchange-traded bitcoin products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale, approximately $450 million in assets or more, due to competition, limited interest or otherwise, the Sponsor may have difficulty in covering the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of bitcoin.

Competition from central bank digital currencies (“CBDCs”) and other initiatives could adversely affect the value of bitcoin and other digital assets.

Central banks in certain countries have introduced digital forms of legal tender (CBDCs). Research suggests over 100 countries are exploring CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, bitcoin and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, bitcoin. As a result, the value of bitcoin could decrease, which could adversely affect an investment in the Trust.

The scheduled mining of additional bitcoin and their subsequent sale may cause the price of bitcoin to decline, which could negatively affect an investment in the Trust.

The Bitcoin network is designed to periodically reduce the fixed award given to miners for solving new blocks (the “block reward”), most recently in May 2020, when the block reward reduced from 12.5 to 6.25 bitcoin. The next such event, as referred to as a “halving” event, is anticipated to occur at some point between March 2024 to May 2024. As the block reward continues to decrease over time, the mining incentive structure may transition to a higher reliance on transaction confirmation fees in order to incentivize miners to continue to dedicate processing power to the blockchain. If transaction confirmation fees become too high, the marketplace may be reluctant to use bitcoin. Increased transaction fees may motivate market participants, such as merchants or commercial institutions, to switch from bitcoin to another digital asset or back to fiat currency as their preferred medium of exchange. Decreased demand for bitcoin may adversely affect its price, which may adversely affect an investment in the Trust.

To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in mined blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Also, some miners have financed the acquisition of mining equipment or the development or construction of infrastructure to perform mining activities by borrowing. If such miners experience financial difficulties and are unable to pay back their borrowings, their mining capacity could become unavailable to the Bitcoin network, which could conceivably result in disruptions in recording transactions on the Bitcoin network. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Bitcoin network and disrupt transactions with Authorized Participants, bitcoin more broadly or otherwise adversely impact the value of Shares.

Ultimately, if the awards of new bitcoin for solving blocks declines and transaction fees for recording transactions are not sufficiently high to exceed the costs of mining, miners may operate at a loss or cease operations. If the award does not exceed the costs of mining in the long-term, miners may have to cease operations entirely. If miners cease their operations, this could have a negative impact on the Bitcoin network and could adversely affect the value of the bitcoin held by the Trust.

Miners could act in collusion to raise transaction fees, which may adversely affect the usage of the Bitcoin network.

Bitcoin miners collect fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the Bitcoin blockchain until a block is solved by a miner who does not require the payment of transaction fees. Miners have historically accepted relatively low transaction confirmation fees. If miners collude in an anticompetitive manner to reject low transaction fees, then bitcoin users could be forced to pay higher fees, thus reducing the attractiveness of the bitcoin network, or to wait longer times for their transactions to be validated by a miner who does not require the payment of a transaction fee. Bitcoin mining occurs globally, and it may be difficult for authorities to apply antitrust regulations or similar doctrines across multiple jurisdictions. Any collusion among miners may adversely impact an investment in the Trust or the ability of the Trust to operate.

As technology advances, miners may be unable to acquire the digital asset mining hardware necessary to develop and launch their operations. A decline in the bitcoin mining population could adversely affect the Bitcoin network and an investment in the Trust.

Due to the increasing demand for digital asset mining hardware, miners may be unable to acquire the proper mining equipment or suitable amount of equipment necessary to continue their operations or develop and launch their operations. In addition, because successful mining of a digital asset that uses “proof of work” validation requires maintaining or exceeding a certain level of computing power relative to other validators, miners will need to upgrade their mining hardware periodically to keep up with their competition. The development of supercomputers with disproportionate computing power may threaten the integrity of the bitcoin market by concentrating mining power, which would make it unprofitable for other miners to mine. The expense of purchasing or upgrading new equipment may be substantial and diminish returns to miners dramatically. A decline in miners may result in a decrease in the value of bitcoin and the value of the Trust.

If profit margins of bitcoin mining operations are not high, miners may elect to immediately sell bitcoin earned by mining, resulting in a reduction in the price of bitcoin that could adversely affect an investment in the Trust.

Bitcoin network mining operations have rapidly evolved over the past several years from individual users mining with computer processors, graphics processing units and first-generation ASIC (application-specific integrated circuit) machines. New processing power is predominantly added to the Bitcoin network currently by “professionalized” mining operations. Such operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. Significant capital is necessary for mining operations to acquire this hardware, lease operating space (often in data centers or warehousing facilities), afford electricity costs and employ technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior Bitcoin network validators and have more defined, regular expenses and liabilities. In addition, mining operations may choose to immediately sell bitcoin earned from their operations into the global bitcoin market. In past years, individual miners are believed to have been more likely to hold newly mined bitcoin for more extended periods. The immediate selling of newly mined bitcoin could increase the supply of bitcoin on the bitcoin market, creating downward pressure on the price of bitcoin.

A professional mining operation operating at a low profit margin may be more likely to sell a higher percentage of its newly mined bitcoin rapidly, and it may partially or completely cease operations if its profit margin is negative. The reduction in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by miners, could be inadequate to incentivize miners to continue to perform mining activities. In a low profit margin environment, a higher percentage of the new bitcoin mined each day will be sold into the bitcoin market more rapidly, thereby reducing bitcoin prices. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoin could result in a reduction in the price of bitcoin that could adversely affect an investment in the Trust.

Congestion or delay in the Bitcoin network may delay purchases or sales of bitcoin by the Trust.

The size of each block on the Bitcoin blockchain is currently limited and is significantly below the level that centralized systems can provide with regard to volume of transaction processing. Increased transaction volume on the Bitcoin network could result in delays in the recording of transactions due to congestion in the Bitcoin network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Bitcoin network. Any delay in the Bitcoin network could affect the Trust’s ability to buy or sell bitcoin at an advantageous price, or may create the opportunity for a bad actor to double spend bitcoin, resulting in decreased confidence in the Bitcoin network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Bitcoin network and the value of the Trust would be adversely affected.

Bitcoin mining is energy intensive and concerns about climate change may raise the economic and societal costs of bitcoin mining.

Bitcoin mining involves advanced computers that consume significant energy, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Researchers at the University of Cambridge estimate that bitcoin mining consumes 121.36 terawatt-hours per year, which equates to approximately the annual energy consumption of Argentina. The energy intensive nature of bitcoin mining is in some circumstances potentially mitigated by the fact that many miners could elect to operate geographically near renewable energy sources where energy might be otherwise wasted. However, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed. This could adversely the price of bitcoin, or the operation of the Bitcoin network, and accordingly adversely affect the value of the Shares.

In addition, due to concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security or activity of the Bitcoin network, consequently adversely impacting the value of the Shares.

Risk Factors Associated with the Bitcoin Platform Market

The value of the Shares relates directly to the value of the bitcoin held by the Trust and fluctuations in the price of bitcoin could materially and adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of bitcoin, as determined by the Reference Rate, and the value of the Shares relates directly to the value of the bitcoin held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid fees and expenses). The Reference Rate is derived from the transaction prices on electronic marketplaces where platform participants may first use fiat currency to trade, buy and sell bitcoin based on bid-ask trading. The Reference Rate uses U.S. dollar-denominated trading data from bitcoin platforms to determine its value. Whether a bitcoin platform is considered eligible to be included in the Reference Rate’s calculation depends on considerations such as depth of liquidity, compliance with applicable legal and regulatory requirements, data availability, domicile and acceptance of U.S. dollar deposits. The price of bitcoin has fluctuated widely over the past several years and may continue to experience significant price fluctuations. Several factors may affect the Reference Rate, including, but not limited to:

•	The maximum global supply of bitcoin is limited to 21 million and as of December 31, 2023, there were approximately 19.5 million bitcoin in existence;

•	Global bitcoin demand, which is influenced by the growth of retail merchants’ and commercial businesses’ acceptance of bitcoin as payment for goods and services, the security of online bitcoin platforms and digital wallets that hold bitcoin, the perception that the use and holding of bitcoin is safe and secure, the lack of regulatory restrictions on their use and the reputation of bitcoin for illicit use;

•	Global bitcoin supply, which is influenced by similar factors as global bitcoin demand, in addition to fiat currency needs by miners (for example, to invest in equipment or pay electricity bills) and taxpayers who may liquidate bitcoin holdings around tax deadlines to meet tax obligations;

•	Investors’ expectations with respect to the rate of inflation of fiat currencies;

•	Investors’ expectations with respect to the rate of deflation of bitcoin;

•	Interest rates;

•	Currency exchange rates, including the rates at which bitcoin may be exchanged for fiat currencies;

•	Fiat currency withdrawal and deposit policies of bitcoin platforms and liquidity of such bitcoin platforms;

•	Interruptions in service from or failures of major bitcoin platforms;

•	Cyber theft of bitcoin from online bitcoin wallet providers, or news of such theft from such providers, or from individuals’ bitcoin wallets;

•	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in bitcoin;

•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

•	Regulatory measures, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the bitcoin market;

•	The availability and popularity of businesses that provide bitcoin-related services;

•	The maintenance and development of the open-source software protocol of the Bitcoin network;

•	Increased competition from other forms of cryptocurrency or payments services;

•	Global or regional political, economic or financial events and situations;

•	Expectations among Bitcoin economy participants that the value of bitcoin will soon change; and

•	Fees associated with processing a bitcoin transaction.

If bitcoin markets continue to be subject to sharp fluctuations, you may experience losses if you need to sell your Shares at a time when the price of bitcoin is lower than it was when you made your prior investment. Even if you are able to hold Shares for the long-term, your Shares may never generate a profit, since bitcoin markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

In addition, investors should be aware that there is no assurance that bitcoin will maintain their long-term value in terms of future purchasing power or that the acceptance of bitcoin payments by mainstream retail merchants and commercial businesses will continue to grow. In the event that the price of bitcoin declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Due to the unregulated nature and lack of transparency surrounding the operations of bitcoin platforms, the marketplace may lose confidence in bitcoin platforms, upon which the Trust is dependent.

Bitcoin platforms are relatively new and, in some cases, not subject to direct regulatory oversight. Furthermore, while many prominent bitcoin platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many bitcoin platforms do not provide this information. Bitcoin platforms do not appear to be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such U.S. securities exchanges. As a result, the marketplace may lose confidence in bitcoin platforms, including prominent bitcoin platforms that handle a significant volume of bitcoin trading.

Many digital asset platforms are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on bitcoin platforms was false or non-economic in nature, with specific focus on unregulated bitcoin platforms located outside of the U.S. Such reports may indicate that the bitcoin platform market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the bitcoin platform market than is commonly understood. Nonetheless, any actual or perceived false trading in the bitcoin platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of Bitcoin.

In addition, over the past several years, some bitcoin platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such bitcoin platforms were not compensated or made whole for the partial or complete losses of their account balances in such bitcoin platforms. While smaller bitcoin platforms are less likely to have the infrastructure and capitalization that make larger bitcoin platforms more stable, larger bitcoin platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest bitcoin platforms could be subject to abrupt failure with consequences for both users of bitcoin platforms and the Bitcoin industry and market as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other bitcoin platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large bitcoin platform. The value of bitcoin immediately decreased over 10% following reports of the theft at Bitfinex and the shares suffered a corresponding decrease in value. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct bitcoin platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in June 2020 the platform suffered another data breach that resulted in the unauthorized access to its domain registration service, forcing the Japanese platform to halt its crypto remittance service. In February 2018, the Italian digital asset platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest bitcoin platforms, Binance, was hacked, resulting in losses of approximately $40 million. The Spanish cryptocurrency platform, 2gether, disclosed in August 2020 that a cyberattack against its platform resulted in $1.45 million in crypto assets-about one-third of the firm’s holdings at that time-being stolen. More recently, in November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges against certain of FTX’s and its affiliates’ senior executives, including its former CEO (and the CEO was subsequently convicted by a jury of fraud). Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

Negative perception, a lack of stability in the bitcoin markets and the closure or temporary shutdown of bitcoin platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin network and result in greater volatility in the prices of bitcoin. Furthermore, the closure or temporary shutdown of a bitcoin platform used in calculating the Reference Rate may result in a loss of confidence in the Trust’s ability to determine its bitcoin holdings on a daily basis, although the Benchmark Administrator has documented procedures in place in its published methodology to mitigate against these situations and continue to calculate and publish the Reference Rate. These potential consequences of such a bitcoin platform’s failure could adversely affect the value of the Shares.

Since there is no limit on the number of bitcoin that the Trust may acquire, the Trust itself, as it grows, may have an impact on the supply and demand of bitcoin that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for bitcoin.

The Trust Agreement places no limit on the number of bitcoin the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and therefore acquire an unlimited number of bitcoin in existence at any point in time. The Bitcoin network’s mathematical protocols under which bitcoin is created or “mined” permit the creation of a limited, predetermined number of bitcoin not to exceed 21 million. Furthermore, the rate of creation or issuance of bitcoin cannot be increased ahead of the protocol’s schedule.

If the number of bitcoin acquired by the Trust is large enough relative to global bitcoin supply and demand, further creations and redemptions of Shares could have an impact on the supply of and demand for bitcoin in a manner unrelated to other factors affecting the global market for bitcoin. Such an impact could affect the Reference Rate, which would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

The Shares may trade at a discount or premium in the trading price relative to the Trust’s bitcoin holdings per Share as a result of non-concurrent trading hours between the Exchange and the bitcoin platform market.

The value of a Share may be influenced by non-concurrent trading hours between the Exchange and various bitcoin platforms, including those that represent components of the Reference Rate. While the Exchange is open for trading in the Shares for a limited period each day, the bitcoin platform market is a 24-hour marketplace; however, trading volume and liquidity on the bitcoin platform market is not consistent throughout the day and bitcoin platforms, including the larger-volume markets, have been known to shut down temporarily or permanently due to security concerns, directed denial of service attacks and distributed denial-of-service attacks and other reasons. As a result, during periods when the Exchange is open but large bitcoin platforms (or a substantial number of smaller bitcoin platforms) are either lightly traded or are closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the Trust’s bitcoin holdings per Share. Premiums or discounts may have an adverse effect on an investment in the Shares if a Shareholder sells or acquires its Shares during a period of discount or premium, respectively.

Investors in Shares in the secondary market may be subject to brokerage commissions, over which the Trust has no control.

Investors buying or selling Shares in the secondary market will pay brokerage commissions or other charges imposed by brokers, as determined by the applicable broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of Shares. In addition, secondary market investors will also incur the cost of the difference between the price that an investor is willing to buy shares (the “bid” price) and the price at which an investor is willing to sell Shares (the “ask” price). This difference in bid and ask prices is often referred to as the “spread” or “bid/ask spread.” The bid/ask spread varies over time for Shares based on trading volume and market liquidity of the Shares and the bitcoin comprising the Trust’s portfolio, and is generally lower if Shares have more trading volume and market liquidity and higher if Shares have little trading volume and market liquidity. Further, a relatively small investor base in the Trust, asset swings in the Trust and/or increased market volatility may cause bid/ask spreads to increase. Shares, similar to shares of other issuers listed on a stock exchange, may be sold short and are therefore subject to the risk of increased volatility associated with short selling. Due to the costs of buying or selling Shares, including bid/ask spreads, frequent trading of Shares may significantly reduce investment results and an investment in the Shares may not be advisable for investors who anticipate regularly making small investments.

If bitcoin prices on the bitcoin platform market move negatively during hours when the Exchange is closed, trading prices on the Exchange may “gap” down at market open.

The value of a Share may be influenced by non-concurrent trading hours between the Exchange and various bitcoin platforms, including those that represent components of the Reference Rate. While the Exchange is open for trading in the Shares for a limited period each day, the bitcoin platform market is a 24-hour marketplace. During periods when the Exchange is closed but bitcoin platforms are open, significant changes in the price of bitcoin on the platform market could result in a difference in performance between the value of bitcoin as measured by the Reference Rate and the most recent bitcoin holdings per Share or closing trading price. To the extent that the price of bitcoin on the platform market, and the value of bitcoin as measured by the Reference Rate, moves significantly in a negative direction after the close of the Exchange, the trading price of the Shares may “gap” down to the full extent of such negative price shift when the Exchange reopens. To the extent that the price of bitcoin on the platform market drops significantly during hours the Exchange is closed, investors may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market.

A possible “short squeeze” due to a sudden increase in demand for the Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing bitcoin or other digital currencies, commodity or currency exposure or to speculate on the price of bitcoin. Speculation on the price of bitcoin may involve long and short exposures. To the extent that aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may, in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in the Shares that are not directly correlated to the price of bitcoin.

Purchasing activity in the bitcoin platform market associated with Basket creations or selling activity following Basket redemptions may affect the Reference Rate and Share trading prices, adversely affecting an investment in the Shares.

Purchasing activity associated with acquiring bitcoin required for deposit with the Trust in connection with the creation of Baskets may increase the market price of bitcoin on the bitcoin platform market, which will result in higher prices for the Shares. Increases in the market price of bitcoin may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of bitcoin that may result from increased purchasing activity of bitcoin connected with the issuance of Baskets. Consequently, the market price of bitcoin may decline immediately after Baskets are created.

Selling activity associated with sales of bitcoin withdrawn from the Trust in connection with the redemption of Baskets may decrease the market price of bitcoin on the bitcoin platform market, which will result in lower prices for the Shares. Decreases in the market price of bitcoin may also occur as a result of the selling activity of other market participants. If the Reference Rate declines, the trading price of the Shares will generally also decline.

An investment in the Shares may be adversely affected by competition from other methods of investing in bitcoin.

The Trust competes with direct investments in bitcoin and other potential financial vehicles, possibly including securities backed by or linked to bitcoin and digital currency financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in bitcoin directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The Reference Rate may be affected by the sale of other digital currency financial vehicles that invest in and track the price of bitcoin.

To the extent digital currency financial vehicles other than the Trust tracking the price of bitcoin are formed and represent a significant proportion of the demand for bitcoin, large redemptions of the securities of these digital currency financial vehicles, or private funds holding bitcoin, could negatively affect the Reference Rate, the Trust’s bitcoin holdings and the price of the Shares.

The impact of geopolitical or economic events on the supply and demand for bitcoin is uncertain, but could motivate large-scale sales of bitcoin, which could result in a reduction in the Reference Rate and adversely affect an investment in the Shares.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoin either globally or locally. Large-scale sales of bitcoin would result in a reduction in the Reference Rate and could adversely affect an investment in the Shares.

Demand for bitcoin is driven, in part, by its perceived status as a prominent and secure digital asset. It is possible that a digital asset other than bitcoin could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin and adversely affect an investment in the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2023, bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2023, there were over 9,000 alternative digital assets tracked by CoinMarketCap, having a total market-capitalization of approximately $1.66 trillion (including the approximately $830 billion market cap of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect an investment in the Shares.

Investors may invest in bitcoin through means other than the Shares, including through direct investments in bitcoin and other potential financial vehicles, possibly including securities backed by or linked to bitcoin and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in bitcoin directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of bitcoin are formed and represent a significant proportion of the demand for bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private investment vehicles holding bitcoin, could negatively affect the Reference Rate, the bitcoin holdings, the price of the Shares, the NAV and the NAV per Share.

Risk Factors Associated with the Reference Rate

The Reference Rate has a limited history and there are limitations with the price of bitcoin reflected there.

The Reference Rate has a limited history, having first been introduced on February 28, 2022. The Reference Rate is also based on the BRR’s methodology, which was introduced November 14, 2016. The value of both the Reference Rate and the BRR is an average composite reference rate calculated using volume-weighted trading price data from certain bitcoin platforms (“Constituent Platforms”). These platforms are chosen by the Benchmark Administrator in accordance with the provisions of its publicly available CF Constituent Platform Criteria that is available on its website, conformance to which is supervised by an oversight body (the “Oversight Committee”). This CF Constituent Platform Criteria and the composition of the Constituent Platforms may change over time, and the current selection of Constituent Platforms has only been in place since May 2022. Neither the Benchmark Administrator nor the Oversight Committee are obligated to take the needs of the Trust, the Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Reference Rate will appropriately track the price of bitcoin in the future.

For more information on the Oversight Committee, the Constituent Platforms, and the CF Constituent Platform Criteria in the Reference Rate, see the section titled “The Trust and Bitcoin Prices - The Reference Rate”.

The value of bitcoin as reflected by the Reference Rate may be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility which could adversely affect an investment in the Shares.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The Reference Rate is determined using data from various bitcoin platforms. The Sponsor believes that momentum pricing of bitcoin has resulted, and may continue to result, in speculation regarding future appreciation in the value of bitcoin, inflating and making the Reference Rate more volatile. As a result, bitcoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in the Reference Rate, which could adversely affect an investment in the Shares.

The Benchmark Administrator could experience system failures or errors.

If the computers or other facilities of the Benchmark Administrator, data providers and/or relevant bitcoin trading platforms malfunction for any reason, calculation and dissemination of the Reference Rate may be delayed and trading in the Shares may be suspended for a period of time. Errors in Reference Rate data, the Reference Rate computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to the errors in the Reference Rate, which may lead to a different investment outcome for the Trust and its Shareholders than would have been the case had such events not occurred.

The Reference Rate is the reference price for calculating the Trust’s NAV. Consequently, losses or costs associated with the Reference Rate’s errors or other risks described above will generally be borne by the Trust and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing. If the Reference Rate is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the price of bitcoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the price of bitcoin, which could adversely affect the value of the Shares.

The Reference Rate could fail to track the global bitcoin price

Although the Reference Rate is intended to provide a reasonable measure for the market price of bitcoin, third parties may be able to purchase and sell bitcoin on public or private markets not included among the bitcoin platforms used in calculating the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate. Moreover, there may be variances in the prices of bitcoin on the various bitcoin platforms used in calculating the Reference Rate and the price of bitcoins on the bitcoin platforms could be materially higher or lower than the Reference Rate price. To the extent the Reference Rate price differs materially from the actual prices available on a bitcoin platform used to calculate it, or the global market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of bitcoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of bitcoin. To the extent such prices differ from the Reference Rate, investors may lose confidence in the Shares’ ability to track the market price of bitcoin, which could adversely affect the value of the Shares.

The Sponsor can discontinue using the Reference Rate and use a different pricing or valuation methodology instead.

The Sponsor, in its sole discretion, may select, remove, change, or replace the pricing or valuation methodology or policies used to value the Trust’s assets and determine NAV and NAV per Share, including the Reference Rate. To the extent such new or revised pricing or valuation methodologies or their pricing output differ from the Reference Rate, investors may lose confidence in the Shares’ ability to track the market price of bitcoin, which could adversely affect the value of the Shares. The Sponsor may make this decision for any reason, including, but not limited to, a determination that the Reference Rate differs materially from the actual prices available on a bitcoin platform used to calculate it, that errors in the Reference Rate have negatively impacted the investment outcome for the Trust and its Shareholders, or that third parties are able to purchase and sell bitcoin on exchanges at prices that are materially higher or lower than those reflected by the Reference Rate. The Sponsor is under no obligation to select a different pricing or valuation method under any circumstance. If the Sponsor makes the decision to materially change the valuation methodology or replace of either the Reference Rate or the Benchmark Administrator, the Sponsor will notify Shareholders via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Risk Factors Associated with Investing in the Trust

As the Sponsor and its management have no meaningful history of operating an investment vehicle like the Trust within the United States, their experience may be inadequate or unsuitable to manage the Trust.

The Sponsor has no meaningful history of past performance in managing investment vehicles like the Trust within the United States. The past performances of the Sponsor’s affiliate in other investment vehicles in other jurisdictions, including their experiences with bitcoin and other commodities, are no indication of the Sponsor’s ability to manage an investment vehicle such as the Trust within the United States. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of bitcoin. The Trust is not actively managed and will be affected by a general decline in the price of bitcoin.

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of bitcoin. The Sponsor does not actively manage the bitcoin held by the Trust. This means the Sponsor does not speculatively sell bitcoin at times when its price is high or speculatively acquire bitcoin at low prices in the expectation of future price increases. It also means the Trust does not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective. Any losses sustained by the Trust will adversely affect the value of your Shares.

The value of the Shares may be influenced by a variety of factors unrelated to the value of bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of bitcoin that may have an adverse effect on the price of the Shares. These factors include the following factors:

•	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and redemption of Baskets in exchange for cash, offering of the Shares and storage of bitcoin have been developed specifically for this product;

•	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

•	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with the Bitcoin Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets;

•	Service providers may fail to perform their obligations or decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Bitcoin network may increase the potential for bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm. Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets; or

•	Prime Execution Agent could experience difficulties from business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry.

The Shares are a relatively new securities product.

The mechanisms and procedures governing the creation, redemption and offering of the Shares are recently developed securities products. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares.

The Trust is subject to market risk.

Market risk refers to the risk that the market price of bitcoin held by the Trust will rise or fall, sometimes rapidly or unpredictably. An investment in the Shares is subject to market risk, including the possible loss of the entire principal of the investment.

Investors should not rely on past performance in deciding whether to buy Shares.

Investors should not rely on the past performance of the Trust, the Reference Rate or bitcoin in deciding whether to buy Shares in the Trust.

The NAV may not always correspond to the market price of bitcoin and, as a result, Baskets may be created or redeemed at a value that is different from the market price of the Shares.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s bitcoin holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of bitcoin platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of bitcoin per Share.

Shareholders also should note that the size of the Trust in terms of total bitcoin held may change substantially over time and as Baskets are created and redeemed.

Authorized Participants’ buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares of the Trust.

Authorized Participants’ purchase of bitcoin in connection with Basket creation orders may cause the price of bitcoin to increase, which will result in higher prices for the Shares. Increases in the bitcoin prices may also occur as a result of bitcoin purchases by other market participants who attempt to benefit from an increase in the market price of bitcoin when Baskets are created. The market price of bitcoin may therefore decline immediately after Baskets are created.

Selling activity associated with sales of bitcoin by Authorized Participants in connection with redemption orders may decrease the bitcoin prices, which will result in lower prices for the Shares. Decreases in bitcoin prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of bitcoin by Authorized Participants may have on the price of bitcoin, sales and purchases of bitcoin by similar investment vehicles (if developed) could impact the price of bitcoin. If the price of bitcoin declines, the trading price of the Shares will generally also decline.

The inability of Authorized Participants and market makers to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient bitcoin liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not create or redeem Baskets. In addition, the hedging mechanisms employed by Authorized Participants and market makers to hedge their exposure to bitcoin may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of the Trust and the spread at which the Trust trades on the open market. The market for exchange-traded bitcoin futures has limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures markets. The liquidity of the market will depend on, among other things, the adoption of bitcoin and the commercial and speculative interest in the market for the ability to hedge against the price of bitcoin with exchange-traded bitcoin futures.

The arbitrage mechanism on which the Trust relies to keep the price of the Shares closely linked to the price of bitcoin, as reflected via the Reference Rate, may not function properly if Authorized Participants are able to purchase or sell large aggregations of bitcoins in the open market at prices that are materially higher or lower than the Reference Rate. Authorized Participants may purchase or sell bitcoins on public or private markets not included among the Bitcoin platforms included in the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate. Furthermore, while the Reference Rate provides a U.S. dollar-denominated composite reference rate for the price of bitcoin based on the volume-weighted price of a bitcoin on certain constituent Bitcoin platforms at any given time, the prices on each individual Bitcoin platform are not necessarily equal to the value of a bitcoin as represented by the Reference Rate.

The price of bitcoins on an individual bitcoin platform could be materially higher or lower than the Reference Rate. Under either such circumstance, the arbitrage mechanism will function to link the price of the Shares to the prices at which Authorized Participants are able to purchase or sell large aggregations of bitcoins. To the extent such prices differ materially from the Reference Rate, the price of the Shares may no longer track, whether temporarily or over time, the Reference Rate, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of bitcoin.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of bitcoin may be problematic if the process for the creation and redemption of Baskets becomes more difficult, or if Authorized Participants or market makers encounter difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of Baskets (which depend on timely transfers of bitcoin to and by the Bitcoin Custodian and/or Prime Execution Agent) encounter any unanticipated difficulties, including, but not limited to, the price volatility of bitcoin, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Execution Agent or Bitcoin Custodian, limiting creations and redemptions to cash, the closing of bitcoin trading platforms due to fraud, failures, regulatory or legislative action, security breaches or otherwise, or network outages or congestion, spikes in fees demanded by miners, or other problems or disruptions affecting the Bitcoin network, the Trust’s inability in the future to obtain regulatory approvals for the offer and sale of additional Shares after the present offering is completed, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In addition, in the case of a network outage or other problems affecting the Bitcoin network, the processing of transactions on the Bitcoin network may be disrupted, which in turn may prevent Authorized Participants (or market makers via Authorized Participants) from transacting in bitcoin and/or purchasing or redeeming Baskets. In such situations, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin and may fall.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow bitcoin or cash as trade credits (“Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Reference Rate used to determine the NAV, particularly when considering that the trading prices for bitcoin have exhibited high levels of volatility and may continue to do so. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses.

The Trust is subject to risks due to its concentration of investments in a single asset class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: bitcoin. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with bitcoin. By concentrating its investment strategy solely in bitcoin, any losses suffered as a result of a decrease in the value of bitcoin can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Trust Administrator, Cash Custodian, Bitcoin Custodian and Prime Execution Agent expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoins for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s bitcoins. While the Bitcoin Custodian has advised the Sponsor that it has insurance coverage up to a certain amount that could be used to repay losses of the digital assets it custodies on behalf of its clients, including the Trust’s bitcoin, resulting from theft, Shareholders cannot be assured that the Bitcoin Custodian will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s bitcoins, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Bitcoin Custodian’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Bitcoin Custodian, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by the Bitcoin Custodian may be substantially lower than the assets of the Trust. While the Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Furthermore, under the Custodian Agreement and the Prime Execution Agent Agreement, the Bitcoin Custodian’s liability and the Prime Execution Agent’s liability is limited in various ways. By way of example, the Bitcoin Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Bitcoin Custodian. In the event of potential losses incurred by the Trust as a result of the Bitcoin Custodian losing control of the Trust’s bitcoins or failing to properly execute instructions on behalf of the Trust, the Bitcoin Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses. Furthermore, the insurance maintained by the Bitcoin Custodian may be insufficient to cover its liabilities to the Trust. Both the Trust and the Bitcoin Custodian are required to indemnify each other under certain circumstances. Although the Bitcoin Custodian carries insurance for the benefit of its account holders, the Bitcoin Custodian’s insurance does not cover any loss in value to bitcoin and only covers losses caused by certain events such as fraud or theft and, in such covered events, it is unlikely the insurance would cover the full amount of any losses incurred by the Trust. The Bitcoin Custodian maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Bitcoin Custodian is shared among all of the Bitcoin Custodian’s customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent or Bitcoin Custodian in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Prime Execution Agent or Bitcoin Custodian in the virtual currency industry, there is a risk that customers’ assets - including the Trust’s assets - may be considered the property of the bankruptcy estate of the Bitcoin Custodian, and customers - including the Trust - may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Custody Agreement contains an agreement by the parties to treat the bitcoin credited to the Trust’s Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Bitcoin Custodian will serve as fiduciary and custodian on the Trust’s behalf. It is possible that a court would not treat custodied digital assets as part of the Bitcoin Custodian’s general estate in the event the Bitcoin Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Bitcoin Custodian became subject to insolvency proceedings and a court were to rule that the custodied bitcoin were part of the Bitcoin Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Bitcoin Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Bitcoin Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Bitcoin Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Execution Agent Agreement, there is a risk that the Trading Balance, in which the Trust’s bitcoin and cash is held in omnibus accounts by the Prime Execution Agent could be considered part of the Prime Execution Agent’s bankruptcy estate in the event of the Prime Execution Agent’s bankruptcy. The Prime Execution Agent Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance. The Prime Execution Agent is not required to hold any of the bitcoin or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Execution Agent Agreement provides that the Trust does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the bitcoin (and cash) the Prime Execution Agent has allocated to the omnibus wallets the Prime Execution Agent holds, as well as the accounts in the Prime Execution Agent’s name that the Prime Execution Agent maintains at a connected trading venue (each, a “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Execution Agent suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Execution Agent’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Execution Agent, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Execution Agent, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Execution Agent, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares. There are no policies that would limit the amount of bitcoin that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent.

Under the Trust Agreement, the Trustee and the Sponsor are not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of bitcoin by the Bitcoin Custodian, absent fraud, bad faith, or willful misconduct on the part of the Sponsor or the Trustee, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of bitcoin by the Bitcoin Custodian, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Bitcoin Custodian and Prime Execution Agent. The Prime Execution Agent Agreement and Custodian Agreement provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations or warranties under the Prime Execution Agent Agreement or Custodian Agreement or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s bitcoin that is not covered by the Bitcoin Custodian’s insurance and for which no person is liability in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

If the Trade Credits are not available or become exhausted, the Trust may face delays in buying or selling bitcoin that may adversely impact Shareholders; if the Trust does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may acquire Trade Credits from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Trade Financing Agreement (the “Trade Financing Agreement”). The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such bitcoin or cash is actually available to the Trade Credit Lender and only up to the amount available to the Trust. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of bitcoin related to cash creations and redemptions or the selling of bitcoin related to paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, (2) Trust assets may be in held the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Reference Rate used to determine the net asset value of the Trust. To the extent that the execution price for purchases and sales of bitcoin related to creations and redemptions and sales of bitcoin in connection with paying the Sponsor’s Fee and any other Trust expenses deviate significantly from the Reference Rate used to determine the net asset value of the Trust, the Shareholders may be negatively impacted because the added costs of such price deviations would be incurred by the Authorized Participants and may be passed onto the Shareholders in the secondary market. Moreover, this risk factor relating to the unavailability or exhaustion of the Trade Credits should be interpreted as a heightened risk as a result of the change from the originally contemplated in-kind creations and redemptions to cash creations and redemptions.

The Trust generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Trust (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Trust has granted a security interest, lien on, and right of set off against all of the Trust’s right, title and interest, in the Trust’s Trading Balance and Vault Balance established pursuant to the Prime Execution Agent Agreement and Custodian Agreement, in order to secure the repayment by the Trust of the Trade Credits and financing fees to the Trade Credit Lender. Under a variety of circumstances, including events of default, the Bitcoin Custodian and the Prime Execution Agent have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Trust’s Vault Balance and Trading Balance respectively without further consent by the Trust. If the Trust fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Trust’s assets and liquidate them to repay the Trade Credit debt owed by the Trust to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust could adversely impact the Trust’s ability to create or redeem Creation Baskets, or could cause losses to the Trust.

The Cash Custodian is necessary to facilitate the creation and redemption of Baskets (in exchange for cash subscriptions by Authorized Participants, or in exchange for redemptions of Shares by Authorized Participants), and other cash movements, including in connection with the purchase of bitcoin by the Sponsor to effectuate subscriptions for cash and the selling of bitcoin to effect redemptions for cash or pay the Sponsor Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to effect the liquidation of the Trust’s bitcoin. The Trust relies on the Cash Custodian or Prime Execution Agent, as applicable, to hold any cash related to the purchase or sale of bitcoin. To the extent that the Trust or Sponsor face difficulty establishing or maintaining banking relationships, the loss of the Trust’s banking partners, including the Cash Custodian, the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, or there is an imposition of operational restrictions by these banking partners with the inability for the Trust to utilize other financial institutions, this may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Trust or Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust or Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds customer cash, including the cash associated with the Trust’s account at the Cash Custodian, or a bank used by the Prime Execution Agent, fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. If the Cash Custodian or Prime Execution Agent (or banks it relies on) were to experience financial distress or its financial condition is otherwise affected, the Cash Custodian’s or Prime Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Trust maintains cash, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Cash Custodian or Prime Execution Agent is subject or other potential protections. As a result, the Trust could suffer losses.

The Prime Execution Agent routes orders through Connected Trading Venues in connection with trading services under the Prime Execution Agent Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Execution Agent’s business and cause losses for the Trust.

In connection with trading services under the Prime Execution Agent Agreement, the Prime Execution Agent routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Execution Agent). In connection with these activities, the Prime Execution Agent may hold bitcoin with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. If the Prime Execution Agent were to experience a disruption in the Prime Execution Agent’s access to these Connected Trading Venues, the Prime Execution Agent’s trading services under the Prime Execution Agent Agreement could be adversely affected to the extent that the Prime Execution Agent is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Execution Agent has policies and procedures to help mitigate the Prime Execution Agent’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Execution Agent might not be able to fully recover the customer’s bitcoin that the Prime Execution Agent has deposited with these third parties. As a result, the Prime Execution Agent’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Execution Agent Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Execution Agent maintains customer bitcoin, including bitcoin associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections.

The lack of active trading markets for the Shares of the Trust may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on the Exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, likely will be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price.

Bitcoin is a relatively new asset with limited trading history. Therefore, the markets for bitcoin may be less liquid and more volatile than other markets for more established products. It may be difficult to execute a bitcoin trade at a specific price when there is a relatively small volume of buy and sell orders in the bitcoin market. A market disruption can also make it more difficult to liquidate a position or find a suitable counterparty at a reasonable cost.

Market illiquidity may cause losses for the Trust. The large size of the positions that the Trust may acquire will increase the risk of illiquidity by both making the positions more difficult to liquidate and increasing the losses incurred while trying to do so should the Trust need to liquidate its bitcoin, or making it more difficult for Authorized Participants to acquire or liquidate bitcoin as part of the creation and/or redemption of Shares of the Trust. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Trust will typically invest in bitcoin, which is highly concentrated.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include, without limitation: (1) Authorized Participants’ willingness and ability to purchase and sell bitcoin (or provide cash in relation thereto) in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Bitcoin network; (3) the bitcoin market becoming illiquid or disrupted; (4) the Trust’s Share prices being rounded to the nearest cent and/or valuation methodologies; (5) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (6) early or unanticipated closings of the markets on which bitcoin trades, resulting in the inability of Authorized Participants to execute intended portfolio transactions; (7) accounting standards; and (8) the Reference Rate becoming disrupted, unavailable or unreliable.

The amount of bitcoin represented by the Shares will decline over time.

The amount of bitcoin represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s bitcoin to pay for the Sponsor Fee, and to pay for extraordinary fees and expenses. This dynamic will occur irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of bitcoin.

Each outstanding Share represents a fractional, undivided interest in the bitcoin held by the Trust. The Trust does not generate any income and transfers bitcoin to pay for the Sponsor Fee, and to pay for extraordinary fees and expenses. Therefore, the amount of bitcoin represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of bitcoin over time, as the amount of bitcoin required to create Shares proportionally reflects the amount of bitcoin represented by the Shares outstanding at the time of such creation unit being created. Assuming a constant bitcoin price, the trading price of the Shares is expected to gradually decline relative to the price of bitcoin as the amount of bitcoin represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of bitcoin represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of bitcoin.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize a product involving bitcoin more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Trust will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust.

The Trust is an emerging growth company, and the Trust cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an emerging growth company, as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Trust cannot predict if investors will find the Shares less attractive because of the Trust’s reliance on these exemptions. If some investors find the Trust’s Shares less attractive as a result, there may be a less active trading market for the Shares.

In addition, under the JOBS Act, the Trust’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as it is an emerging growth company.

For as long as the Trust takes advantage of the reduced reporting obligations, the information that the Trust provides its Shareholders may be different from information provided by other public companies.

If the Trust issues all Shares registered or such registration expires, it could have to cease creating new Baskets until additional shares are registered for sale.

Investors should be aware that if the Trust issues all Shares registered or such registration expires, it could have to cease creating new Baskets until additional shares are registered for sale. This could impact the trading price of the Trust’s Shares. Moreover, soon after new Baskets are created and sold under this Annual report, there is a possibility that the availability of newly created Shares may (or may not) affect the trading price of the Shares already issued, and both current Shareholders and purchasers of newly created Shares could be adversely affected by falling trading prices.

Risk Factors Associated with Regulation

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. The U.S. Securities Exchange Commission (the “SEC”) has recently charged certain large US digital asset trading platforms of supporting trading and settlement of securities in violation of the US federal securities laws. Specifically, the SEC has alleged that these exchanges are operating as unregistered securities exchanges, brokers and clearing agencies. For example, on June 5, 2023, the SEC filed lawsuits against cryptocurrency exchanges Coinbase and Binance alleging, among other things, their operation of an unlicensed securities exchange. Although the SEC has not alleged that bitcoin is a security, the outcome of these enforcement actions and others may result in the substantial restructuring of the digital asset market in the United States. Moreover, until these actions are resolved, the structure of the digital asset market in the United States will remain subject to substantial regulatory risk, which may impact the demand for digital assets and the continued availability of existing exchanges and offerings. The U.S. Congress is also actively preparing new legislation to address certain market structure issues relating to digital assets and stablecoins. The outcome of this legislation is unknown. Both the outcome of the pending SEC enforcement actions and federal legislation are highly uncertain and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Although neither the SEC nor the CFTC has exerted direct authority over bitcoin or bitcoin spot trading activity, the SEC and CFTC have broad authority over the regulation of issuances of securities (including digital asset securities) and commodity interests (including derivative instruments utilizing or referencing digital assets). The SEC and CFTC’s engagement with the digital asset industry has had a material impact on the development of digital asset markets, including initial coin offerings, margin trading, regulated and unregulated derivatives markets, and decentralized finance markets. For example, the SEC has issued guidance as to the application of the securities laws to digital assets and initiated enforcement actions against certain digital asset issuers and offerings on the basis that such digital assets and offerings are securities under U.S. securities laws. In these actions, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered an illegal public offering of securities. Similarly, the CFTC, together with the Department of Justice, has initiated enforcement actions against digital asset trading platforms relating to violations of the CEA, on the basis that such platforms engaged in illegal, off-exchange retail commodity transactions in digital assets and digital asset derivative transactions. Further enforcement actions against participants in the digital asset industry could have negative impacts the price of digital assets, including bitcoin.

In August 2021, Gary Gensler, the Chairman of the SEC, stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. Chair Gensler expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” Chair Gensler called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether the U.S. Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital assets markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and bitcoin held by the Trust specifically. Subsequent to Chair Gensler’s assertions in August 2021, in April 2022, he announced that he instructed the SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the CFTC on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate. At the same time and continuing through the date of this Annual report, the U.S. Congress continues to consider and debate a variety of proposals regarding how digital assets should be characterized and regulated.

In addition to the SEC’s actions targeting digital assets and trading platforms directly, the SEC has also targeted regulated investments that provide exposure to digital assets indirectly. For example, in a recent letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. Additionally, the SEC’s Division of Examinations stated in its 2023 Examination Priorities Report that digital assets remain an examination priority. In particular, the SEC’s Division of Examinations intended to focus its examination on portfolio management of digital assets, safety of client funds and assets, pricing and valuation of client portfolios, compliance and internal controls, and supervision of employee outside business activities.

OFAC has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect its price.

In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In May 2021, the U.S. Department of Treasury proposed new rules potentially requiring businesses to record transactions in digital assets that exceed $10,000 in value. It remains unclear if these proposed rules will ultimately be adopted.

On March 9, 2022, President Biden signed an Executive Order on Ensuring Responsible Development of Digital Assets (the “Executive Order”), which outlined a unified federal regulatory approach to addressing the risks and benefits of digital assets. The Executive Order articulated various policy objectives related to digital assets, including investor protections, financial and national security risks, and responsible development and use of digital assets. The Executive Order directed federal government departments and agencies to produce various reports, frameworks, analyses, and regulatory and legislative recommendations to the Biden Administration. The policies and objectives of the Executive Order are broad, and, at this time, it is unclear what impact it may have on the regulation of bitcoin and other digital assets. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, it may seek to cease certain or all of the Trust’s operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.

The entire cryptocurrency industry experienced a significant drawdown in 2022, particularly throughout the latter half of the year. The decline was due to numerous factors, including a slowing macroeconomic environment, rising interest rates, expiring pandemic financial assistance, and the public collapse of several major industry participants, including Three Arrows Capital, Voyager, Celsius, and most recently, FTX and Genesis. The cryptocurrency industry’s turbulent drawdown in 2022 is expected to draw increased regulatory scrutiny from the U.S. Congress, SEC, and CFTC in the remainder of 2023 and beyond.

Under regulations from the NYDFS, businesses involved in certain digital asset business activity involving New York or a New York resident must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure. The regulation of digital asset activity under state money transmission laws varies substantially. Differences between state regimes increase the complexity and compliance burden of operating digital asset businesses across the U.S., which may affect consumer adoption of bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. As of 2023, only Rhode Island has adopted the model law, while three other states have introduced it. It is still unclear; however, how many states will ultimately adopt some or all of the model legislation.

In June 2021, the government of El Salvador announced and passed legislation that identified bitcoin as legal tender in El Salvador. Other South and Central American political leaders have indicated a desire to explore the issues relating to legal tender status for bitcoin. In April 2022, the government of the Central African Republic announced its adoption of bitcoin as legal tender in the Central African Republic. It is unclear whether the designation of bitcoin as legal tender in El Salvador, the Central African Republic, or any other country will impact the regulatory treatment of bitcoin in the United States, or whether other countries will adopt similar legislation.

On February 15, 2022, Representative Warren Davidson introduced the “Keep Your Coins Act,” which is intended “[t]o prohibit Federal agencies from restricting the use of convertible virtual currency by a person to purchase goods or services for the person’s own use, and for other purposes.” That same day, Congressman Josh Gottheimer also announced a discussion draft of the “Stablecoin Innovation and Protection Act,” which is intended to define “qualified stablecoins” to differentiate them from “more volatile cryptocurrencies.”

On March 17, 2022, Senators Elizabeth Warren, Jack Reed, Mark Warner, and Jon Tester introduced the Digital Asset Sanctions Compliance Enhancement Act in an attempt to ensure blacklisted Russian individuals and businesses do not use cryptocurrency to evade economic sanctions. The bill does not come without controversy, however, as it “would place sweeping restrictions on persons who build, operate and use cryptocurrency networks even if they have no knowledge or intent to help anyone evade sanctions,” according to policy group Coin Center.

On March 28, 2022, Representative Stephen Lynch, along with co-sponsors Jesús G. García, Rashida Tlaib, Ayanna Pressley, and Alma Adams, introduced H.R. 7231, the Electronic Currency and Secure Hardware Act (ECASH Act), which would direct the secretary of the U.S. Department of the Treasury (not the Federal Reserve) to develop and issue a digital analogue to the U.S. dollar, or “e-cash,” which is intended to “replicate and preserve the privacy, anonymity-respecting, and minimal transactional data-generating properties of physical currency instruments such as coins and notes to the greatest extent technically and practically possible,” all without requiring a bank account. E-cash would be legal tender, payable to the bearer and functionally identical to physical U.S. coins and notes, “capable of instantaneous, final, direct, peer-to-peer, offline transactions using secured hardware devices that do not involve or require subsequent or final settlement on or via a common or distributed ledger, or any other additional approval or validation by the United States Government or any other third-party payments processing intermediary,” including fully anonymous transactions, and “interoperable with all existing financial institutions and payment systems and generally accepted payments standards and network protocols, as well as other public payments programs.”

On April 6, 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depositary institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the 1933 Act, the 1934 Act, and the 1940 Act.

On June 7, 2022, Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” which was drafted to “create a complete regulatory framework for digital assets that encourages responsible financial innovation, flexibility, transparency and robust consumer protections while integrating digital assets into existing law.” Importantly, the legislation would assign regulatory authority over digital asset spot markets to the CFTC and codify that digital assets that meet the definition of a commodity, such as bitcoin and ether, would be regulated by the CFTC.

In 2023, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and the how the Bank Secrecy Act (“BSA”) will apply to cryptocurrency providers. The Financial Innovation and Technology for the 21st Century Act (“FIT for the 21st Century Act”) advanced through the House in a vote along bipartisan lines. The FIT for the 21st Century Act would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process in delisting a digital asset that they deem inconsistent with the CEA, federal securities laws and the FIT for the 21st Century Act. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. The Clarity for Payment Stablecoins Act of 2023, as introduced by House Finance Committee Chair Patrick McHenry (the “McHenry bill”), would make it unlawful for any entity other than a permitted payment stablecoin issuer to issue a payment stablecoin. The McHenry bill would establish bank-like regulation and supervision for federal qualified nonbank payment stablecoin issuers. These requirements include capital, liquidity and risk management requirements, application of the Bank Secrecy Act and the Gramm-Leach-Bliley Act’s customer privacy requirements, certain activities limits, and broad supervision and enforcement authority. The McHenry bill would grant state regulators primary supervision, examination and enforcement authority over state stablecoin issuers, leaving the Federal Reserve Board with secondary, backup enforcement authority for “exigent” circumstances. The McHenry bill would also amend the Investment Advisers Act of 1940, the 1940 Act, the 1933 Act, the 1934 Act and the Securities Investor Protection Act of 1970 to specify that payment stablecoins are not securities for purposes of those federal securities laws.

Several other bills have advanced through Congress to curb crypto as a payment gateway for illicit activity and money laundering. The “Blockchain Regulatory Clarity Act” would provide clarity to the regulatory classification of digital assets, providing market certainty for innovators and clear jurisdictional boundaries for regulators by affirming that blockchain developers and other related service providers that do not custody customer funds are not money transmitters. The “Financial Technology Protection Act”, another bipartisan measure, would set up an independent Financial Technology Working Group to combat terrorism and illicit financing in cryptocurrency. The “Blockchain Regulatory Certainty Act” aims to protect certain blockchain platforms from being designated as money-services businesses. Both acts advanced through the House with bipartisan support.

In a similar effort to prevent money laundering and stop crypto-facilitated crime and sanctions violations, bipartisan legislation was introduced to require decentralized finance (“DeFi”) services to meet the same anti-money laundering and economic sanctions compliance obligations as other financial companies. DeFi generally refers to applications that facilitate peer-to-peer financial transactions that are recorded on blockchains. By design, DeFi provides anonymity, which can allow malicious and criminal actors to evade traditional financial regulatory tools. Noting that transparency and sensible rules are vital for protecting the financial system from crime, the “Crypto-Asset National Security Enhancement and Enforcement (CANSEE) Act” was introduced. The CANSEE Act would end special treatment for DeFi by applying the same national security laws that apply to banks and securities brokers, casinos and pawn shops, and other cryptocurrency companies like centralized trading platforms. DeFi services would be forced to meet basic obligations, most notably to maintain anti-money laundering programs, conduct due diligence on their customers, and report suspicious transactions to FinCEN.

The continued evolution of federal, state and foreign government regulators and policymakers will continue to impact the viability and success of digital asset markets, broadly, and bitcoin, specifically.

Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust.

The regulation of bitcoin and related products and services continues to evolve, may take many different forms and will, therefore, impact bitcoin and its usage in a variety of manners. The inconsistent and sometimes conflicting regulatory landscape may make it more difficult for bitcoin businesses to provide services, including trading markets or platforms, which may impede the growth of the bitcoin economy and have an adverse effect on consumer adoption of bitcoin or the ability to trade bitcoin. Many state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. There is a possibility of future regulatory change or actions altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate.

Additionally, changes to current regulatory determinations of bitcoin’s status as not being a security under U.S. federal law, changes to regulations surrounding bitcoin futures or related products, or actions by a United States or foreign government or quasi-governmental agency exerting regulatory authority over bitcoin, the Bitcoin network, bitcoin trading, bitcoin mining or related activities impacting other parts of the digital asset market, may adversely impact bitcoin and therefore may have an adverse effect on the value of your investment in the Trust.

The Trust is not an investment company registered under the 1940 Act or the Commodity Exchange Act.

While the Sponsor has indicated that the Trust will voluntarily comply with certain provisions of the 1940 Act, the Trust is not registered as an investment company under the 1940 Act and is not subject to the statutory requirements of the 1940 Act. Further, the Trust does not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the statutory protections provided to investors in registered investment companies, CEA-regulated instruments or commodity pools.

Future regulations may require the Trust or the Sponsor to become registered, which may cause the Trust to liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin are treated for classification and clearing purposes. In particular, bitcoin in the future may be classified by the CFTC as a “commodity interest” under the CEA and certain transactions in bitcoin may be deemed to be commodity futures or bitcoin may be classified by the SEC as a “security” under U.S. federal securities laws. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. If bitcoin is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, such a determination may have material adverse consequences for bitcoin as a digital asset. For example, it may become more difficult for bitcoin to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of bitcoin and cause users to migrate to other digital assets.

To the extent that bitcoin is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

To the extent that bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

Regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’s BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. The Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Trading on bitcoin platforms outside the United States is not subject to U.S. regulation, and may be less reliable than U.S. exchanges, and regulatory changes or actions in foreign jurisdictions may impact the value of Shares.

To the extent any of the Trust’s trading is conducted on bitcoin platforms outside the U.S., trading on such exchanges is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges. Certain foreign markets may be more susceptible to disruption than U.S. exchanges. These factors could adversely affect the performance of the Trust.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Bitcoin network), the digital asset markets (including the bitcoin market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets (including bitcoin) by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of bitcoin. The effect of any future regulatory change on the Trust or bitcoin is impossible to predict, but such change could be adverse to the Trust and the value of the Shares.

The Sponsor may need to find and appoint a replacement custodian or execution agent quickly, which could pose a challenge to the safekeeping of the Trust’s bitcoin and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Bitcoin Custodian and Prime Execution Agent to operate. The Bitcoin Custodian performs essential functions in terms of safekeeping the Trust’s bitcoin in the Vault Balance and the Prime Execution Agent facilitates the buying and selling or settlement of bitcoin by the Trust in connection with cash creations and redemptions between the Trust and Authorized Participants, the selling of bitcoin to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to liquidate the Trust’s bitcoin. The Sponsor could decide to replace the Bitcoin Custodian as the custodian of the Trust’s bitcoin or the Prime Execution Agent to facilitate buying and selling or settlement of bitcoin or the Bitcoin Custodian or Prime Execution Agent could experience issues, exit the business or terminate its relationship with the Trust. If either entity fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. Transferring maintenance of any such responsibilities to another party will likely be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find another party willing to serve as the custodian or prime execution agent under the same terms as the current applicable agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime execution agent, the Sponsor may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified servicing agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

On March 22, 2023, the Prime Execution Agent and ultimate parent of the Bitcoin Custodian (such parent, “Coinbase Global” and together with the other named subsidiary of Coinbase Global, the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the 1934 Act and the 1933 Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service via the Prime Execution Agent, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the 1934 Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the 1934 Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the 1934 Act for Coinbase Inc.’s violations of the 1934 Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase Entities does not allege that bitcoin is a security nor does it allege that Coinbase Inc’s activities involving bitcoin caused the alleged registration violations, and the Bitcoin Custodian was not named as a defendant. The SEC’s complaint seeks a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the 1934 Act or 1933 Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. While the Bitcoin Custodian is not named in the complaint, if Coinbase Global, as the ultimate parent of the Bitcoin Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

The Sponsor may not be able to find a party willing to serve as the custodian of the Trust’s bitcoin or as the Trust’s prime execution agent under the same terms as the current Custodian Agreement or agreement with prime execution agent or at all. To the extent that Trustee is not able to find a suitable party willing to serve as the custodian or prime execution agent, it may be necessary to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custodian Agreement or modified agreement with prime execution agent that is less favorable for the Trust, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime execution agent, its operations could be adversely affected.

The Trust Administrator calculates the NAV using the value of the bitcoin holdings and bitcoin holdings per Share, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Trust Administrator calculates the Trust’s NAV using the value of the Trust’s bitcoin holdings and bitcoin holdings per Share on a daily basis as soon as practicable after 4:00 p.m. ET on each business day. The NAV is generally calculated utilizing the Reference Rate, calculated at 4:00 p.m. ET on such day. To the extent that the bitcoin holdings or bitcoin holdings per Share are incorrectly calculated, the Trust Administrator may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Trust Administrator Transfer Agent, the Bitcoin Custodian or the Cash Custodian under the Trust documents.

Under the Trust documents, each of the Sponsor, the Trustee, the Trust Administrator, the Transfer Agent, the Bitcoin Custodian and the Cash Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without bad faith and/or willful misconduct on its part. Therefore, such obligation(s) may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the bitcoin holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding bitcoin. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of bitcoin. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its bitcoin. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its bitcoin. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Risk Factors Associated with Taxation

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of bitcoin (including deemed sales of bitcoin as a result of the Trust using bitcoin to pay its expenses) that is otherwise not associated with a distribution to Shareholders., In the event that purchases and sales of bitcoin occur, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

The tax treatment of bitcoin and transactions involving bitcoin for United States federal income tax purposes may change.

Current IRS guidance indicates that bitcoin should be treated as property for U.S. federal income tax purposes and that transactions involving the exchange of bitcoin in return for goods and services should be treated as barter exchanges. Such guidance allows transactions in bitcoin held for investment to qualify for beneficial capital gains treatment. However, because bitcoin is a new technological innovation, the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin, including without limitation the tax treatment of a fork, may evolve and change from those described in this Annual report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of bitcoin may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving bitcoin. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

The tax treatment of bitcoin and transactions involving bitcoin for state and local tax purposes is not settled.

Because bitcoin is a new technological innovation, the tax treatment of bitcoin for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of bitcoin for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of bitcoin may have negative consequences, including the imposition of a greater tax burden on investors in bitcoin or the imposition of a greater cost on the acquisition and disposition of bitcoin generally. Any such treatment may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares.

Other Risk Factors

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “BTCW.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or other market participants, which could adversely affect the market price of the Shares.

The Trust has a limited number of financial institutions that may act as Authorized Participants. In addition, there may be a limited number of market makers and/or liquidity providers in the marketplace. In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw, “step away” from participation, or have a business disruption or otherwise become unable or unwilling to participate, in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The market infrastructure of the bitcoin spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust.

Bitcoin is extremely volatile, and concerns exist about the stability, reliability and robustness of many bitcoin platforms. In a highly volatile market, or if one or more bitcoin platforms faces an issue, it could be extremely challenging for any Authorized Participant to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Bitcoin platforms are not subject to same regulatory oversight as traditional equity exchanges, which could negatively impact the ability of Authorized Participants to implement arbitrage mechanisms.

The trading for bitcoin occurs on multiple trading venues that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond exchanges. If these bitcoin platforms do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount to the NAV.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions and operational risks associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

Investors in Shares should note that while transferring Shares, specific risks should be noted. To generally initiate a transfer, a transaction must be signed using the private key of the asset holder. The private key should remain secret at all times. If the private key is not secured when in use, an asset holder risks their private key being obtained by third parties, including criminals, and risk losing all or some of their investment.

Platforms are a popular venue for bitcoin investors to store assets and facilitate transactions with other participants. As with any financial transaction, investors in Shares need to ensure adequate controls are in place to authenticate themselves on these platforms. Failure to follow security best practices, including multifactor authentication (MFA), well-formed strong passwords and checks on the validity of platform URLs may risk unauthorized transfer and loss of assets.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The past performances of the Sponsor’s management or affiliates of the Sponsor in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected. Furthermore, management of the Sponsor is currently engaged in the management of, or are otherwise involved with the operations of, other investment vehicles which could divert their attention and resources.

The Sponsor is leanly staffed and relies heavily on key personnel.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities. These key personnel allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain viable, then the Trust could be terminated and liquidated at the direction of the Sponsor. Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context. Shareholders may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

An investment in the Trust may be adversely affected by competition from other ETFs focused on bitcoin.

If the SEC were to approve other bitcoin ETFs in addition to the Trust, the Trust could fail to acquire substantial assets, initially or at all. The Trust’s bitcoin ETF competitors may also charge a substantially lower fee than the Sponsor’s Fee in order to achieve initial market acceptance and scale. Accordingly, the Trust’s bitcoin ETF competitors may commercialize a competing bitcoin ETF more rapidly or effectively than the Trust, which could adversely affect the Trust’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising approximately $450 million in assets which would be sufficient to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of bitcoin.

An investment in the Trust may be adversely affected by competition from other investment vehicles focused on bitcoin or other cryptocurrencies.

The Trust competes with direct investments in bitcoin, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrency and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest in other vehicles, which could adversely affect the performance of the Trust. In addition, a failure of any competitive bitcoin ETF or similar trust or other instrument could have negative consequences with respect to the price of bitcoin generally or interest in bitcoin ETFs.

Coinbase serves as the bitcoin custodian and prime execution agent for several competing exchange-traded bitcoin products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Execution Agent and Bitcoin Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded digital asset company in the world by market capitalization and is also the largest digital asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally capable providers of digital asset brokerage and custody services, Coinbase serves as the bitcoin custodian and prime execution agent for several competing exchange-traded bitcoin products and, as such, plays a critical role in supporting the U.S. spot bitcoin exchange-traded product ecosystem. If Coinbase were to favor the interests of certain exchange-traded products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares, particularly given the limited number of qualified alternative providers.

Authorized Participants serve in a similar capacity on behalf of several, competing exchange-traded bitcoin products, which could adversely affect the value or availability of the Shares.

Baskets may be created or redeemed only by Authorized Participants, but the Authorized Participants are not required or obligated to engage in the creation or redemption of Baskets. The Trust has a limited number of entities that may act as Authorized Participants, and the Authorized Participants act in a similar capacity for competing exchange-traded bitcoin products. To the extent one or more Authorized Participants chooses to transact with or favor the interests of certain exchange-traded bitcoin products over others, or such Authorized Participants exit the business or are unable to proceed with creation or redemption orders with respect to the Trust and no other Authorized Participant creates or redeems Baskets, the Shares may be more likely to trade at a premium or discount to NAV and potentially face trading halts or delisting.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be able to continue to service the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust, the Trust may be adversely affected, as there may be no entity servicing the Trust for a period of time. Such an event could result in termination of the Trust and a liquidation of its bitcoin.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust or if it is not feasible for Shares to be delivered or the redemption distribution to be made. In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful as determined by the Sponsor or its counsel. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

Shareholders may be adversely affected by an overstatement or understatement of the NAV calculation of the Trust due to the valuation method employed on the date of the NAV calculation.

In certain circumstances, the Trust’s bitcoin investments may be valued using techniques other than reliance on the price established by the Reference Rate. The value established by using the Reference Rate may be different from what would be produced through the use of another methodology. Bitcoin or other digital asset investments that are valued using techniques other than those employed by the Reference Rate, including bitcoin investments that are “fair valued,” may be subject to greater fluctuation in their value from one day to the next than would be the case if market-price valuation techniques were used.

The liability of the Sponsor and the Trustee is limited, and the value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of the Trust and the value of its Shares.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting an investment in the Shares.

Extraordinary expenses of the Trust (for example, expenses relating to litigation) are not assumed by the Sponsor and are instead borne by the Trust and paid through the sale of the Trust’s bitcoins. Because the Trust does not generate any income, every time that it delivers bitcoins to the Sponsor for the Sponsor Fee or sells bitcoins for expenses such as extraordinary expenses, the number of bitcoins represented by each Share will gradually decrease over time. In addition, the Sponsor may, in its sole discretion, increase the Sponsor Fee or decrease the Sponsor-paid expenses which could result in a greater decline in the number of bitcoins that the Trust holds. Such changes could occur if the expenses of the Trust materially increase. For example, while the current Sponsor Fee is a unitary fee in which the Sponsor agrees to pay all the fee of the Trust’s service providers (except for extraordinary expenses), the Sponsor may unwind part of this unitary fee and have a service providers’ (e.g., custodian’s fee) charged directly to the Trust. In that case, the Sponsor would provide 60 days’ advance notice to Shareholders via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the Sponsor has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize the Trust’s intellectual property or technology, including the use of its business methods and trademarks, without permission. However, the Trust may not have adequate resources to implement procedures for monitoring unauthorized uses of their trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Trust or claim that the Trust has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Trust may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the Trust is successful and regardless of the merits, may result in significant costs, divert its resources from the Trust, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, the Trust is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of one or more of the Trust’s service providers (including, but not limited to, the Sponsor, Trust Administrator, Transfer Agent, the Bitcoin Custodian and the Cash Custodian), as well as Authorized Participants and market makers, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of the Shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result. While the Trust has established business continuity plans, there are inherent limitations in such plans.

The Trust and its service providers are subject to certain operational risks.

The Trust and its service providers, including the Sponsor, Trust Administrator, Transfer Agent, Bitcoin Custodian and Cash Custodian (as well as Authorized Participants and market makers) may experience disruptions that arise from human error, processing and communications errors, counterparty or third-party errors, or technology or systems failures, any of which may have an adverse impact on the Trust. Although the Trust and its service providers seek to mitigate these operational risks through their internal controls and operational risk management processes, these measures may not identify or may be inadequate to address all such risks.

The Trust Agreement includes a provision that restricts the right of a beneficial owner of a statutory trust from bringing a derivative action.

Under Delaware law, the right of a beneficial owner of a statutory trust (such as a Shareholder of the Trust) to bring a derivative action (i.e., to initiate a lawsuit in the name of a the statutory trust in order to assert a claim belonging to the statutory trust against a fiduciary of the statutory trust or against a third-party when the statutory trust’s management has refused to do so) may be restricted by the terms of the governing instrument of the statutory trust. The Trust Agreement provides that in addition to any other requirements of applicable law, no Shareholder shall have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate at least one other Shareholder with which it is not affiliated and together have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

COVID-19 and measures intended to prevent its spread could have a material adverse effect on the Trust’s business and financial condition.

The impact of the COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including bitcoin, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak.

Future public health emergencies could result in an increase of the costs of the Trust and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee, the Delaware Trustee and the Custodians, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of bitcoin and the price of the Shares.

Further, future public health emergencies could also interfere with the operations of the Reference Rate or the Benchmark Administrator, which the Sponsor uses to value the bitcoin held by the trust calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, a subsidiary of WisdomTree, Inc., is responsible for the oversight and overall management of the Trust. The Sponsor relies on WisdomTree Inc.’s cybersecurity framework for the Trust’s cybersecurity risk management and strategy. Key aspects of such framework are summarized below.

WisdomTree Inc.’s enterprise-wide cybersecurity risk management policies and procedures are informed by industry standards, and they are designed to address cybersecurity risks identified by external auditors and assessors, threat intelligence providers, internal stakeholders, vulnerability management programs and security management programs. WisdomTree Inc.’s team of information technology and cybersecurity professionals, led by its Chief Information Officer, or CIO, manages and maintains remediation strategies for identified cybersecurity risks.

WisdomTree Inc.’s cybersecurity risk management program is designed to be aligned with its business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational and financial risk.

Governance Related to Cybersecurity Risks

The cybersecurity risk management program and related operations and processes are directed by WisdomTree Inc.’s CIO. Currently, the CIO role is held by an individual who has been in the role for over nine years, has over 22 years of cybersecurity, information technology and systems engineering experience, and has advanced training in the field of technology.

The CIO is a member of WisdomTree, Inc.’s Governance Committee and regularly reports on cybersecurity risk management to other members of the Governance Committee comprised of WisdomTree Inc.’s senior executive officers. The Governance Committee oversees the prioritization and escalation of risks from cybersecurity threats and is responsible for strategy, operations, financial management, information technology, compliance, legal, administration and corporate governance. The members of the Governance Committee collectively possess experience in these areas, including cybersecurity and risk management.

The audit committee of WisdomTree, Inc. (the “Audit Committee”) oversees the management of cybersecurity risks. Pursuant to the Audit Committee charter, the Audit Committee is responsible for discussing cybersecurity-related risks with management and the steps management has taken to monitor and control such risks, including WisdomTree Inc.’s risk assessment and risk management policies. The CIO regularly reports to the Audit Committee on cybersecurity risks, and the chair of the Audit Committee reports on these discussions with the full board of directors of WisdomTree, Inc. In addition, the CIO provides periodic reports to the board of directors.

As of December 31, 2023, cybersecurity risks have not materially affected the Trust’s business strategy, results of operations or financial condition. However, the Trust can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect the Trust. For more information regarding the risks the Trust faces from cybersecurity threats, see Item 1A. “Risk Factors” included in this report.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 11, 2024, the Shares commenced trading on Cboe BZX Exchange, Inc. under the ticker symbol “BTCW”.

Holders

As of March 1, 2024, there were approximately forty-nine (49) DTC participating shareholders of record of the Trust, along with WisdomTree, Inc., as an initial shareholder. Because all of the Trust’s Shares are held by brokers and other institutions or intermediaries on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust has no record of paying cash dividends and has no intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

WisdomTree, Inc., the parent of the Sponsor, purchased: (i) 1,000 Shares at a price per Share of $50 on December 22, 2023 for proceeds of $50,000, and (ii) 49,000 Shares at a price per Share of $50 on January 8, 2024 for proceeds of $2,450,000, for a total of $2,500,000, resulting in total ownership of 50,000 Shares. The issuance of such Shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the 1933 Act.

On January 10, 2024, the Trust’s registration statement on Form S-1/A (File No. 333-254134) was declared effective pursuant to which the Trust registered an unlimited number of Shares. The Trust’s Shares began trading on the Cboe BZX Exchange, Inc. on January 11, 2024 and since that date, through March 26, 2024 (excluding any redemptions), the Trust sold 1,120,000 Shares for aggregate proceeds of $65,937,530. The Trust seeks to use substantially all of the proceeds of the offering of Shares to make investments in bitcoin in a manner consistent with the Trust’s investment objective.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”.

Overview / Introduction

For the fiscal period ended December 31, 2023, the Trust had no operations other than a sale to WisdomTree, Inc., the parent of the Sponsor, of 1,000 shares at $50 per share for total proceeds of $50,000. Subsequent to December 31, 2023, on January 8, 2024, WisdomTree, Inc. purchased an additional 49,000 shares at $50 per share for total proceeds of $2,450,000. Total proceeds to the Trust from these initial sales of the shares were $2,500,000. On January 11, 2024, the Shares commenced trading on Cboe BZX Exchange, Inc. under the ticker symbol “BTCW”.

Performance Summary

There is no performance history prior to the beginning of trading on January 11, 2024.

Net Asset Value

The Trust’s NAV per Share is calculated by:

•	taking the current market value of its total assets including, but not limited to, all bitcoin, cash or other assets;

•	subtracting any liabilities; and

•	dividing that total by the total number of outstanding Shares.

The methodology of the Reference Rate used to value bitcoin for purposes of calculating NAV Per Share may not be deemed consistent with generally accepted accounting principles in the U.S. (“GAAP”). To the extent the methodology used to calculate the Reference Rate is deemed not to be consistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements, as further discussed below.

The Trust Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. EST and almost always by 8:00 p.m. EST).

The Sponsor anticipates that the Reference Rate will be reflective of a reasonable valuation of the average spot price of bitcoin. However, in the event the Reference Rate was not available or determined by the Sponsor to not be reliable, the Sponsor would “fair value” the Trust’s bitcoin holdings. The Sponsor does not anticipate that the need to “fair value” bitcoin will be a common occurrence. The Sponsor reserves the right to replace the Reference Rate with another valuation methodology which it believes will accurately track the price of bitcoin. If the Sponsor makes the decision to materially change the valuation methodology or replace either the Reference Rate or the Benchmark Administrator, the Sponsor will notify Shareholders via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Sponsor will publish the NAV, NAV per Share and the Trust’s bitcoin holdings at www.wisdomtree.com/investments after their determination and availability. Reference Rate data and the description of the Reference Rate are based on information made publicly available by the Benchmark Administrator on its website at https://www.cfbenchmarks.com.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. For the period covered by this report, the Trust did not incur a Sponsor Fee. The Trust’s only source of liquidity is its sales of bitcoin.

Results of Operations

For the fiscal period ended December 31, 2023, the Trust had no operations other than a sale to WisdomTree Inc., the parent of the Sponsor, of 1,000 shares at $50 per share for total proceeds of $50,000.

Subsequent to December 31, 2023, on January 8, 2024, WisdomTree Inc. purchased an additional 49,000 shares at $50 per share for total proceeds of $2,450,000. Total proceeds to the Trust from these initial sales of the shares were $2,500,000. On January 8, 2024, the Trust purchased 53.115 bitcoin with the proceeds of the initial sale of shares using the Prime Execution Agent.

Critical Accounting Estimates

Fair Value Determination

The Reference Rate used to determine the net asset value of the Trust may not be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with GAAP, including the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and utilizes a platform-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust obtains a price from a principal market (or in the absence of a principal market, the most advantageous market) for bitcoin, which may be through third party vendor or directly from such principal market. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs.

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820, which outlines the application of fair value accounting. ASC 820 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through bitcoin trading counterparties, in multiple markets, and its application of ASC 820 reflects this fact. The Trust anticipates that, while multiple venues and types of markets will be available to the bitcoin trading counterparties from whom the Sponsor acquires or disposes of the Trust’s bitcoin, the principal market in each scenario is determined by looking at the market-based level of volume and bitcoin trading activity. Bitcoin trading counterparties, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable bitcoin trading venues (Platform Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include, but are not limited to, Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase, Crypto.com, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX Digital, OKEx and Poloniex. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 4:00 ET as the principal market price.

To the extent there are any determinations that the Sponsor and the Trust Administrator make, such determinations will be made in good faith, and neither the Sponsor nor the Trust Administrator will be liable for any errors contained therein. Neither the Sponsor nor the Trust Administrator will be liable to DTC, Authorized Participants, the Shareholders or any other person for errors in judgment.

Market Risk

See section 1A — Risk Factors for a discussion of market risk.

Credit Risk

The Trust holds one type of investment - bitcoin. To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may acquire Trade Credits from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Trade Financing Agreement (the “Trade Financing Agreement”). The Trust generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Trust (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Trust has granted a security interest, lien on, and right of set off against all of the Trust’s right, title and interest, in the Trust’s Trading Balance and Vault Balance established pursuant to the Prime Execution Agent Agreement and Custodian Agreement, in order to secure the repayment by the Trust of the Trade Credits and financing fees to the Trade Credit Lender. If the Trust fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Trust’s assets and liquidate them to repay the Trade Credit debt owed by the Trust to the Trade Credit Lender.

Trading and Other Risks

See section 1A — Risk Factors for a discussion of trading and other related risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Trust does not have any directors, officers or employees. The Sponsor has arranged for the creation and operation of the Trust.

The following persons serve in the below capacities on behalf of the Sponsor:

Name and Year of Birth	Position(s) Held with the Sponsor	Length of Time Served	Principal Occupation(s) During the Past Five Years
Jeremy Schwartz (1981)	Chief Executive Officer	March 2021-Present	Global Chief Investment Officer for WisdomTree since 2021, Global Head of Research from 2018 to 2021 and Director of Research from 2008 to 2018.
David Castano (1971)	Chief Financial Officer and Treasurer	March 2021-Present	Head of Fund Accounting & Administration, WisdomTree Asset Management, Inc. since 2020; Director of Fund Accounting & Administration, WisdomTree Asset Management, 2011 to 2020.
Ryan Louvar (1972)	Chief Legal Officer and Secretary	March 2021-Present	Chief Legal Officer and Head of Business and Legal Affairs, WisdomTree Digital+, since 2021; General Counsel, WisdomTree Asset Management, Inc., 2013 to 2021.

+ WisdomTree Digital refers to the separate division within WisdomTree and its affiliates commencing in 2021 and includes the separate advisory subsidiary, WisdomTree Digital Management, Inc. commencing in 2022, and money services subsidiary, WisdomTree Digital Movement, Inc., commencing in 2023.

The Sponsor has a code of conduct (the “Code of Conduct”) that applies to those personnel of the Sponsor whose regular functions or duties involve making, participating in, or obtaining information regarding the purchase or sale of bitcoin by the Trust, and requires pre-clearance of transactions in bitcoin by such persons in excess of certain de minimis amounts. The Code of Conduct is available free of charge upon written request sent to the Sponsor at 250 West 34th Street, 3rd Floor, New York, NY 10119.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Trust. The Trust pays the Sponsor a Sponsor Fee of 0.25%. The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable percentage of the NAV on that day) and paid on a monthly basis. For a six-month period commencing on January 11, 2024 (the day the Shares were initially listed on the Exchange) and ending on July 11, 2024, the Sponsor will waive the entire Sponsor Fee for the first $1.0 billion of the Trust’s assets. The Sponsor may, in its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. For the fiscal period ended December 31, 2023, no Sponsor Fee was incurred by the Trust because the Trust did not commence operations prior to January 11, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust has no officers or directors. There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

Shareholders are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor asserts that Shareholders have, by subscribing for Shares, consented to the conflicts of interest described below in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

The Sponsor

The officers, directors and personnel providing services with respect to the Sponsor do not devote their time exclusively to the Trust. These persons are directors, officers or employees of other entities, including affiliates of the Sponsor, which may compete with the Trust for their services. They could have a conflict between their responsibilities to the Trust and to those other entities.

The Sponsor has sole current authority to manage the investments and operations of the Trust, and this may allow it to act in a way that furthers its own interests which may create a conflict with your best interests. Shareholders have very limited voting rights, which limit their ability to influence matters such as amendment of the Trust Agreement, change in the Trust’s basic investment policy, dissolution of the Trust, or the sale or distribution of the Trust’s assets.

The Seed Investor

WisdomTree, Inc., the parent of the Sponsor, purchased: (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000, resulting in total ownership of 50,000 Shares .

Prime Execution Agent

The Trust may engage in sales of bitcoin by placing orders with the Prime Execution Agent. The Prime Execution Agent routes orders placed by the Sponsor through the prime execution agent execution platform (the “Trading Platform”) to a Connected Trading Venue where the order is executed. Each order placed by the Sponsor is sent, processed and settled at each Connected Trading Venue to which it is routed. The Prime Execution Agent Agreement provides that the Prime Execution Agent is subject to certain conflicts of interest, including: (i) the Trust’s orders may be routed to the Prime Execution Agent’s own execution venue where the Trust’s orders may be executed against other customers of the Prime Execution Agent or with the Coinbase acting as principal, (ii) the beneficial identity of the counterparty purchaser or seller with respect to the Trust’s orders may be unknown and therefore may inadvertently be another client of the Prime Execution Agent, (iii) the Prime Execution Agent does not engage in front-running, but is aware of the Trust’s orders or imminent orders and may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge and (iv) the Prime Execution Agent may act in a principal capacity with respect to certain orders. As a result of these and other conflicts, when acting as principal, the Prime Execution Agent may have an incentive to favor its own interests and the interests of its affiliates over the Trust’s interests.

Proprietary and Individual Trading/Other Clients

The Sponsor and its respective directors, officers, employees and/or affiliates (and the affiliates’ directors, officers and employees) may trade in the bitcoin, cryptocurrency, derivative or other markets for their own accounts and for the accounts of their clients, and in doing so may take positions opposite to those held by the Trust or ahead of may compete with the Trust for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Trust. Further, such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the bitcoin held by the Trust and, consequently, on the market value of bitcoin. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust or its Shares. Records of proprietary trading and trading on behalf of other clients are not available for inspection by Shareholders. Internal written trading policies are also not available for inspection by Shareholders.

Because the Sponsor and its respective directors, officers, employees and/or affiliates (and the affiliates’ directors, officers and employees) may trade for their own accounts at the same time that the Sponsor is managing the Trust, prospective investors should be aware that such persons may from time-to-time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Trust and proprietary accounts may receive preferential treatment as it relates to the pool.

Resolution of Conflicts Procedures

The Trust Agreement provides that whenever a conflict of interest exists between the Sponsor or any of its affiliates, on the one hand, and the Trust or any Shareholders or any other person, on the other hand, the Sponsor will resolve such conflict of interest considering the relative interest of each party (including its own interest) and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable accepted accounting practices or principles.

Director Independence

As a statutory trust, the Trust does not have a board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Ernst and Young LLP for the year ended December 31, 2023.

2023
Audit fees	$52,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$52,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved the services provided by the Trust’s independent registered public accounting firm described above. Fees of such services are paid for by the Sponsor and the Sponsor pre-approves, including for the year ended December 31, 2023, all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Filed Herewith
4.1	Amended and Restated Trust Agreement, dated as of December 28, 2023	S-1/A	333-254134	3.1	12/29/2023
4.2	Second Amended and Restated Trust Agreement, dated as of January 6, 2024	S-1/A	333-254134	3.1	1/8/2024
4.3	Certificate of Trust	S-1	333-254134	3.2	3/11/2021
4.4	Amended Certificate of Trust	S-1/A	333-254134	3.3	12/18/2023
4.5	Description of Registrant’s Securities					X
10.1	Coinbase Prime Execution Agent Agreement (including Trade Financing Agreement)	S-1/A	333-254134	10.1	12/29/2023
10.2	Coinbase Custodial Services Agreement (included in Exhibit 10.1)	S-1/A	333-254134	10.1	12/29/2023
10.3	Marketing Agent Agreement, dated as of December 29, 2023	S-1/A	333-254134	10.3	12/29/2023
10.4	Custodian Agreement (Cash and Cash Equivalents), dated as of December 21, 2023	S-1/A	333-254134	10.4	12/29/2023
10.5	Trust Administration Agreement (including Accounting), dated as of December 21, 2023	S-1/A	333-254134	10.5	12/29/2023
10.6	Transfer Agency Agreement, dated as of December 21, 2023	S-1/A	333-254134	10.6	12/29/2023
10.7	Form of Authorized Participant Agreement	S-1/A	333-254134	10.7	12/29/2023
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Clawback Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, in the capacities* indicated, thereunto duly authorized.

Signature	Title	Date

/s/ Jeremy Schwartz Jeremy Schwartz	Chief Executive Officer (Principal Executive Officer)*	March 29, 2024

/s/ David Castano David Castano	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*	March 29, 2024

* The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

WISDOMTREE BITCOIN FUND

*Subsequent to December 31, 2023, on January 11, 2024, the Trust began its investment operations and, therefore, does not have any reportable activity on the Statement of Operations for the fiscal period ended December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Sponsor of WisdomTree Bitcoin Fund

Opinion on the Financial Statement

We have audited the accompanying statement of assets and liabilities of WisdomTree Bitcoin Fund (the “Fund”) as of December 31, 2023, the related statements of changes in net assets and cash flows for the period from December 22, 2023 (date of seeding) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the changes in its net assets and its cash flows for the period from December 22, 2023 (date of seeding) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

We have served as the auditor of one or more WisdomTree investment companies since 2006.

New York, New York

March 29, 2024

F-2

WisdomTree Bitcoin Fund

Statement of Assets and Liabilities

December 31, 2023

ASSETS:
Cash	$50,000
Total Assets	50,000
LIABILITIES:
Total Liabilities	—
NET ASSETS	$50,000
Net Assets consist of:
Capital Stock at $50.00 per share	$50,000
NET ASSETS	$50,000
Net Asset Value Per Share – unlimited shares authorized $0.0001 par value (based on 1,000 shares outstanding)	$50.00

See Notes to Financial Statements.

WisdomTree Bitcoin Fund

Statement of Changes in Net Assets

For the fiscal period December 22, 2023 through December 31, 2023

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$—
CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	50,000

NET INCREASE IN NET ASSETS	50,000
NET ASSETS:
Beginning of period	—
End of period	$50,000
SHARES CREATED AND REDEEMED:
Shares outstanding, beginning of period	—
Shares created	1,000
Shares redeemed	—
Shares outstanding, end period	1,000

See Notes to Financial Statements.

F-4

WisdomTree Bitcoin Fund

Statement of Cash Flows

For the fiscal period December 22, 2023 through December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash provided by (used for) operating activities	$—
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares issued	50,000
Net cash provided by (used for) financing activities	50,000
Net increase in cash	50,000
Cash at beginning of period	—
Cash at end of period	$50,000

See Notes to Financial Statements.

Notes to Financial Statements

1. ORGANIZATION

WisdomTree Bitcoin Fund (the “Trust”) is a Delaware statutory trust organized on March 8, 2021 under Delaware law pursuant to the Delaware Statutory Trust Act and Fund Agreement (the “Trust Agreement”). The Fund’s investment objective is to gain exposure to the price of bitcoin, less expenses and liabilities of the Trust’s operations. The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that will be listed on the Cboe BZX Exchange, Inc. (the “Exchange”) and will trade under the ticker symbol “BTCW.”

WisdomTree Digital Commodity Services, LLC (the “Sponsor”) serves as sponsor of the Trust. The Sponsor arranges for the creation of the Trust and is responsible for the ongoing registration of the Shares for public offering in the United States and the listing of Shares on the Exchange. The Sponsor will develop and administer a marketing plan for the Trust and prepare marketing materials regarding the Shares, in each case in conjunction with Foreside Fund Services, LLC (the “Marketing Agent”). The sponsor will select the service providers, negotiate the applicable agreements and fees and monitors the performance of the Trust.

Delaware Trust Company acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one fund with a principal place of business in the State of Delaware.

The Trust had no operations through December 31, 2023 other than matters relating to its organization and registration under the Securities Act of 1933, as amended, and the sale and issuance of 1,000 common shares of beneficial interest on December 22, 2023. Proceeds from the issuance of these shares were held in cash as presented on the Trust’s Statement of Assets and Liabilities.

In the ordinary course of operation, the Trust will sell or redeem its Shares, in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). For a subscription of Shares, the subscription shall be in the amount of cash needed to purchase the amount of bitcoin represented by the Basket being created, in each case as calculated by State Street Bank and Trust Company (“State Street”) the Trust’s administrator (the “Trust Administrator” or the “Cash Custodian”). For a redemption of Shares, the Sponsor shall arrange for the bitcoin represented by the Basket to be sold and the cash proceeds distributed. Financial firms that are authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”) will deliver cash to the Trust’s account with the Cash Custodian in exchange for Shares when they purchase Shares, and will receive cash (from the Cash Custodian), when they redeem Shares with the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction.

In the normal course of business, the Trust may enter into contracts that contain a variety of representations or that provide indemnification for certain liabilities. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, the Trust has not had prior claims or losses pursuant to these contracts and believes such exposure to be remote.

Notes to Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statement. The financial statement has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company for GAAP purposes and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal laws are also sources of authoritative GAAP for SEC registrants.

Indemnifications - The Trust Agreement provides that the Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) will be indemnified by the Trust and held harmless against any loss, liability or expense incurred under the Trust Agreement without fraud, bad faith, or willful misconduct on the part of such Sponsor Indemnified Party arising out of or in connection with the performance of its obligations hereunder or any actions taken in accordance with the provisions of the Trust Agreement. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

Use of Estimates - The preparation of financial statements in conformity with GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in the net assets from operations during the reporting period. Actual results could differ from those estimates.

Income Taxes - The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders.

3. EXPENSES, ORGANIZATION AND OFFERING COSTS

Once investment operations commence, the Trust will pay the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor fee shall be included in the Trust agreement and/or Prospectus prior to the commencement of trading of Shares on the listing exchange. The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable percentage of the net asset value (the “NAV”) on that day) and paid on a monthly basis. The Sponsor Fee will accrue and be payable in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Trust Accountant, Transfer Agent, and Marketing Agent, the Custodians’ Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor will pay the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

For a six-month period commencing on the day the Trust is initially listed on the Cboe BZX Exchange, Inc., the Sponsor will waive the entire Sponsor Fee for the first $1.0 billion of the Trust’s assets.

Notes to Financial Statements (concluded)

The Trust may incur certain non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing charges or fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Cash Custodian, Coinbase Custody Trust Company LLC (“Bitcoin Custodian”), Trust Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters related to the Trust.

Because the Trust does not have any income, it will need to sell bitcoin to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of bitcoin held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to sell bitcoin to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through Coinbase, Inc. (“Coinbase Inc.” or the “Prime Broker”, which is an affiliate of the Bitcoin Custodian). The number of bitcoins represented by a Share will decline each time the Trust pays the Sponsor’s Fee or any Trust expenses not assumed by the Sponsor by transferring or selling bitcoins. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. However, under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of bitcoin incurred in connection with the fulfillment of a creation and redemption order.

4.       RELATED PARTIES

As of December 31, 2023, WisdomTree, Inc. owned 1,000 shares or 100% of the outstanding Shares of the Trust. WisdomTree, Inc. is the parent company of the Sponsor.

5.       SUBSEQUENT EVENTS

On January 11, 2024, the Trust was declared effective by the U.S. Securities and Exchange Commission (SEC), was listed for secondary market trading on the Cboe BZX Exchange, Inc., and the Trust began investment operations of investing in bitcoin.

Effective February 2, 2024, the Sponsor Fee and related fee waiver were reduced from 0.30% to 0.25% per annum.

