Form 10-Q
period 2024-03-31
WisdomTree Bitcoin Fund
filed 2024-05-14
CIK 1850391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-03480

WISDOMTREE BITCOIN FUND

(Exact name of registrant as specified in its charter)

Delaware	99-6119726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 West 34th Street, 3rd Floor New York, New York 10119
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (866) 909-9473

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest of WisdomTree Bitcoin Fund	BTCW	Cboe BZX Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of outstanding Shares as of March 31, 2024: 1,080,000

WISDOM TREE BITCOIN FUND

QUARTER ENDED MARCH 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report that address activities, events or developments that will or may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this quarterly report refer to the Trust.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund

Statements of Financial Condition

March 31, 2024 and December 31, 2023

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS:
Investment in Bitcoin, at cost	$63,518,740	$–
Investment in Bitcoin, at fair value (Note 2)	80,980,787	–
Cash	3,372	50,000
Total Assets	80,984,159	50,000
LIABILITIES:
Sponsor fee payable, net (Note 3)	–	–
Total Liabilities	–	–
NET ASSETS	80,984,159	50,000

Net Assets consist of:
Capital Stock	62,520,262	50,000
Total distributable earnings (loss)	18,463,897	–
NET ASSETS	80,984,159	50,000
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	1,080,000	1,000
Net Asset Value Per Share	$74.99	$50.00

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedule of Investment (Unaudited)

March 31, 2024

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	1,147	$80,980,787
TOTAL INVESTMENT IN BITCOIN (Cost: $63,518,740)		80,980,787
Other Assets less Liabilities – 0.0%		3,372
NET ASSETS - 100.0%		$80,984,159
(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust's investments (See Note 2 - Fair Value Measurement):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in Bitcoin
Digital Assets	$80,980,787	$—	$—	$80,980,787
Total Investment in Bitcoin	$80,980,787	$—	$—	$80,980,787

December 31, 2023*

*	As of December 31, 2023, the WisdomTree Bitcoin Fund did not hold any investments in Bitcoin.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statement of Operations (Unaudited)†

†
For the Period January 11, 2024‡ through March 31, 2024

INVESTMENT INCOME:
Total investment income	$–

EXPENSES:
Sponsor fee (Note 3)	20,085
Total expenses	20,085
Expense waiver (Note 3)	(20,085)
Net expenses	–
Net investment income	–

NET REALIZED AND UNREALIZED GAIN ON INVESTMENT:
Net realized gain from investment in Bitcoin	1,001,850
Net increase in unrealized appreciation on investment in Bitcoin	17,462,047
Net realized and unrealized gain on investment in Bitcoin	18,463,897
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,463,897

†	No comparative Statement of Operations is shown as of March of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.
‡	Commencement of operations date January 11, 2024. The commencement of operations date is considered to be the date the WisdomTree Bitcoin Fund began trading in the secondary market.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statement of Changes in Net Assets (Unaudited)†

†
For the Three Months Ended March 31, 2024
INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$–
Net realized gain on investment in Bitcoin	1,001,850
Net increase in unrealized appreciation on investment in Bitcoin	17,462,047
Net increase in net assets resulting from operations	18,463,897

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	69,901,679
Cost of shares redeemed	(7,431,417)
Net increase in net assets resulting from capital share transactions	62,470,262
Net Increase in Net Assets	80,934,159

NET ASSETS:
Beginning of period	$50,000
End of period	$80,984,159

SHARES CREATED AND REDEEMED:
Shares outstanding, beginning of period	1,000
Shares created	1,189,000
Shares redeemed	(110,000)
Shares outstanding, end of period	1,080,000

†	No comparative Statement of Changes in Net Assets is shown as of March of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statement of Cash Flows (Unaudited)†

†
For the Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$18,463,897
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of investment in Bitcoin	(66,105,117)
Proceeds from sales of investment in Bitcoin	3,588,227
Net realized gain on investment in Bitcoin	(1,001,850)
Net change in unrealized appreciation from investment in Bitcoin	(17,462,047)
Net cash used for operating activities	(62,516,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	69,901,679
Cost of shares redeemed	(7,431,417)
Net cash provided by financing activities	62,470,262
Net decrease in cash	(46,628)
Cash at beginning of period	50,000
Cash at end of period	$3,372

†	No comparative Statement of Cash Flows is shown as of March of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements

March 31, 2024

1. ORGANIZATION

WisdomTree Bitcoin Fund (the “Trust”) is a Delaware statutory trust organized on March 8, 2021 under Delaware law pursuant to the Delaware Statutory Trust Act (the “DTSA”) and Fund Agreement (the “Trust Agreement”). The Trust’s investment objective is to gain exposure to the price of bitcoin, less expenses and liabilities of the Trust’s operations. The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that are listed on the Cboe BZX Exchange, Inc. (the “Exchange”) and trade under the ticker symbol “BTCW.”

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

Delaware Trust Company (the “Trustee”) acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the DSTA. The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

Prior to December 31, 2023, the Trust had no operations other than matters relating to its organization and registration under Securities Act of 1933, as amended (the “1933 Act”). WisdomTree, Inc., the parent of the Sponsor, purchased (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000, resulting in total ownership of 50,000 Shares. Proceeds from the issuance of these shares were held in cash as presented on the Trust’s Statement of Financial Condition. Effective January 10, 2024, the Trust’s registration statement relating to the continuous public offering of its Shares was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Trust commenced trading on the Exchange on January 11, 2024.

In the ordinary course of operation, the Trust will sell or redeem its Shares, in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). For a subscription of Shares, the subscription shall be in the amount of cash needed to purchase the amount of bitcoin represented by the Basket being created, in each case as calculated by State Street Bank and Trust Company, the Trust’s administrator (the “Trust Administrator” or the “Cash Custodian”). For a redemption of Shares, the Sponsor shall arrange for the bitcoin represented by the Basket to be sold and the cash proceeds distributed. Financial firms that are authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”) will deliver cash to the Trust’s account with the Cash Custodian in exchange for Shares when they purchase Shares and will receive cash (from the Cash Custodian), when they redeem Shares with the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The Trust is an investment company for GAAP purposes and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies. Rules and interpretive releases of the SEC under authority of federal laws are also sources of authoritative GAAP for SEC registrants.

Indemnifications — The Trust Agreement provides that the Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) will be indemnified by the Trust and held harmless against any loss, liability or expense incurred under the Trust Agreement without fraud, bad faith, or willful misconduct on the part of such Sponsor Indemnified Party arising out of or in connection with the performance of its obligations hereunder or any actions taken in accordance with the provisions of the Trust Agreement. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

Use of Estimates — The preparation of financial statements in conformity with GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in the net assets from operations during the reporting period. Actual results could differ from those estimates.

Investment Valuation — The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset for liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be eived to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the cryptocurrency exchange platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m. Eastern Standard Time on the financial statement measurement date.

ASC 820 has established a three-tier hierarchy of inputs to be used when determining fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk — for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below:

Level 1 – quoted prices in active markets for identical securities

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Trust’s assumptions in determining the fair value of investments)

The inputs or methodology used for valuation are not necessarily an indication of the risk associated with investing in those investments.

The summary of fair valuations according to the inputs used in valuing the Trust’s assets as of the measurement date is included in a “Fair Valuation Summary” supplementary table in the Schedule of Investment.

For the three months ended March 31, 2024 and the period ended December 31, 2023, there were no significant transfers into or out of Level 3 of the fair value hierarchy.

Income Taxes — The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders.

3. EXPENSES, ORGANIZATION AND OFFERING COSTS

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor Fee is 0.25% per annum of the Trust’s daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, the Cash Custodians’ Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

For a six-month period that commenced on January 11, 2024, the Sponsor will waive the entire Sponsor Fee for the first $1.0 billion of the Trust’s assets. For the period ended March 31, 2024, the Sponsor waived $20,085 of its fee. Prior to January 11, 2024 and for the period ended December 31, 2023, the Trust did not incur a Sponsor fee.

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

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Prime Execution Agent. The number of bitcoins represented by a Share will decline each time the Trust pays the Sponsor Fee or any Trust expenses not assumed by the Sponsor by transferring or selling bitcoins. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. However, under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of Bitcoin incurred in connection with the fulfillment of a creation or redemption order.

4. RELATED PARTIES

As of December 31, 2023, WisdomTree, Inc. owned 1,000 shares or 100% of the outstanding Shares of the Trust. As of March 31, 2024, WisdomTree, Inc. owned 50,000 shares or approximately 5% of the outstanding Shares of the Trust.

5. CREATIONS AND REDEMPTION OF SHARES

The Sponsor has the power and authority, without action or approval by the shareholders, to cause the Trust to issue Shares from time to time as it deems necessary or desirable, but only in one or more baskets (“Baskets”) of 5,000 shares based on the quantity of bitcoin attributable to each Share of the Trust. The number of Shares authorized is unlimited. From time to time, the Sponsor may cause the Trust to divide or combine the Shares into a greater or lesser number without thereby changing the proportionate beneficial interests in the Trust, or in any way affecting the rights, of the shareholders, without action or approval by the shareholders. The ownership of Shares are recorded on the books of the Trust or a transfer or similar agent for the Trust. No certificates certifying the ownership of Shares are issued except as the Sponsor may otherwise determine from time to time. The Sponsor may make such rules as it considers appropriate for the issuance of share certificates, transfer of Shares and similar matters. The record books of the Trust as kept by the Trust, or any transfer or similar agent, as the case may be, are conclusive as to the identity of the shareholders and as to the number of Shares held from time to time by each.

“Authorized Participants” are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions, and (ii) be a participant in The Depository Trust Company, and (iii) have entered into an Authorized Participant Agreement.

The total deposit of cash required to create each Basket includes the cash equivalent of an amount of bitcoin that is in the same proportion to the total assets of the Trust. In order to calculate the amount of cash necessary for a creation Basket, the Trust administrator multiplies the NAV per share by the number of Shares in a creation Basket (5,000). Each night, the Sponsor or Trust administrator publish the amount of cash that will be required in exchange for each creation Basket the next business day.

NAV per Share for purposes of facilitating creations and redemptions of the Trust is computed each business day using the CME CF Bitcoin Reference Rate – New York Variant (the “Reference Rate”) as of 4:00 p.m. Eastern Time to value the Trust’s investment in bitcoin. The methodology of the Reference Rate used to value bitcoin for purposes of calculating NAV per Share may not be deemed consistent with GAAP.

Creation and redemption transactions of Shares of the Trust are shown in the Statement of Changes in Net Assets.

6. FINANCIAL HIGHLIGHTS1

Selected data for a share of beneficial interest outstanding throughout the period is presented below:

For the Three Months Ended March 31, 2024 (unaudited)
Net asset value, beginning of period^	$50.00
Investment operations:
Net income	—
Net realized and unrealized gain	24.99
Total from investment operations	24.99
Net asset value, end of period	74.99
TOTAL RETURN[2]	49.98%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$80,984
Ratios to average net assets of:
Expenses, net of expense waivers[3]	0.00%
Expenses, prior to expense waivers[3]	0.25%
Net investment income[3]	0.00%

[1]	No comparative Financial Highlights information is shown as of March of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.
[2]	Total return calculated for a period of less than one year is not annualized. For the period in which the Sponsor waived its fee, the total return would have been lower if such fee had not been waived (Note 3).
[3]	Annualized.
^	As of December 31, 2023.

7. SUBSEQUENT EVENTS

The Sponsor has evaluated all subsequent transactions and events through the date on which these financial statements were issued and has determined that no additional items require disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report”), which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, “Cautionary Note Regarding Forward-Looking Statements,” and the risks described in the in Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

The Trust is an exchange-traded fund that issues Shares that are traded on the Exchange. The Trust’s investment objective is to gain exposure to the price of bitcoin as represented by the Reference Rate, less expenses and liabilities of the Trust’s operations. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the Reference Rate, which is based on an aggregation of executed trade flow of major bitcoin platforms.

Prior to January 8, 2024, the Trust had no operations other than a sale to WisdomTree, Inc., the parent of the Sponsor, of 1,000 shares at $50 per share for total proceeds of $50,000. On January 8, 2024, WisdomTree, Inc. purchased an additional 49,000 shares at $50 per share for total proceeds of $2,450,000. Total proceeds to the Trust from these initial sales of the shares were $2,500,000. On January 11, 2024, the Shares commenced trading on Cboe BZX Exchange, Inc. under the ticker symbol “BTCW”.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of March 31, 2024, and its results of operations for the period ended March 31, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report.

Critical Accounting Policies and Estimates

Fair Value Determination

The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset for liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the cryptocurrency exchange platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m. Eastern Time on the financial statement measurement date. The Sponsor will perform other procedures (consistent with GAAP) to value an investment in bitcoin when a market quote is not available.

Results of Operations

Prior to January 8, 2024, the Trust had no operations other than a sale to WisdomTree, Inc., the parent of the Sponsor, of 1,000 shares at $50 per share for total proceeds of $50,000.

On January 8, 2024, (i) WisdomTree, Inc. purchased an additional 49,000 shares at $50 per share for total proceeds of $2,450,000. Total proceeds to the Trust from these initial sales of the shares were $2,500,000 and (ii) the Trust purchased 53.115 bitcoin with the proceeds of the initial sale of shares using the Prime Execution Agent.

On January 10, 2024, the Trust’s registration statement on Form S-1/A (File No. 333-254134) was declared effective pursuant to which the Trust registered the offering of an unlimited number of Shares. The Trust’s Shares began trading on the Cboe BZX Exchange, Inc. on January 11, 2024 and since that date through March 31, 2024 (excluding any redemptions), the Trust sold 1,140,000 Shares for aggregate proceeds of $67,395,856. The Trust seeks to use substantially all of the proceeds of the offering of Shares to make investments in bitcoin in a manner consistent with the Trust’s investment objective.

There is no performance history for the Trust prior to the beginning of trading on January 11, 2024. On January 10, 2024, the SEC approved the listing and trading of a number of spot bitcoin exchange-traded funds (the “ETFs”), including the Trust. The ETFs have improved the liquidity of the bitcoin trading market which we believe have contributed to the increase in the market price of bitcoin for the three months ended March 31, 2024.

Selected Financial Highlights for the period January 11, 2024 through March 31, 2024

For the Period January 11, 2024† through March 31, 2024
Net realized and unrealized gain on investment in Bitcoin	$18,463,897
Net increase in net assets resulting from operations	$18,463,897
Net assets	$80,984,159

† The commencement of operations date is considered to be the date the WisdomTree Bitcoin Fund began trading in the secondary market, which is January 11, 2024.

Net realized and unrealized gain on investment in bitcoin for the three months ended March 31, 2024 was $18,463,897 which includes a net change in unrealized appreciation on investment in bitcoin of $17,462,047. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $46,411.68 per bitcoin as of January 10, 2024 (the end of day price prior to the commencement of operations) to $70,596.99 per bitcoin as of March 31, 2024. Net increase in net assets resulting from operations was $18,463,897 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin. Net assets increased to $80,984,159 at March 31, 2024, and total return (based on NAV per Share) for the period was 49.98%. The increase in net assets resulted from the aforementioned bitcoin price appreciation and by $62,470,262 of net increase resulting from capital share transactions.

Net Asset Value

The Trust’s NAV per Share is calculated by:

•	taking the Trust’s total assets including, but not limited to, the market value of bitcoin, carrying amount of cash or other assets;

•	subtracting any liabilities; and

•	dividing that total by the total number of outstanding Shares.

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

The Sponsor believes that the Reference Rate is reflective of a reasonable valuation of the average spot price of bitcoin. However, in the event the Reference Rate is not available or is determined by the Sponsor to not be reliable, the Sponsor will “fair value” the Trust’s bitcoin holdings. The Sponsor does not anticipate that the need to “fair value” bitcoin will be a common occurrence. The Sponsor reserves the right to replace the Reference Rate with another valuation methodology which it believes will accurately track the price of bitcoin. If the Sponsor makes the decision to materially change the valuation methodology or replace either the Reference Rate or the Benchmark Administrator, the Sponsor will notify Shareholders via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Sponsor publishes the NAV, NAV per Share and the Trust’s bitcoin holdings at www.wisdomtree.com/investments after their determination and availability. Reference Rate data and the description of the Reference Rate are based on information made publicly available by the Benchmark Administrator on its website at https://www.cfbenchmarks.com.

As of March 28, 2024, the Trust had a net closing balance of 1,147.085551 bitcoins with a value of $81,169,632 based on the Reference Rate Price of $70,761.62, which is calculated pursuant to non-GAAP methodology. As of March 31, 2024, the total market value of the Trust’s bitcoin was $80,980,787, based on the price of a bitcoin in the principal market of $70,596.99. For the three months ended March 31, 2024, the Trust determined that Coinbase was its principal market.

The following chart illustrates the movement in the Market Price per Share and the Trust’s NAV per Share from January 11, 2024, the date the Trust was listed on the Exchange, to March 31, 2024.

The table below illustrates the high and low price of Bitcoin as represented by the Reference Rate and the principal market during the period ended March 31, 2024.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price‡	Principal Market Price
For the period ended March 31, 2024†	$73,127.23	$73,308.46	3/13/24	$39,238.43	$39,631.41	1/23/24	$70,761.62	$70,596.99

†	For the period January 8, 2024 (initial purchase date of Bitcoin investment) through March 31, 2024.
‡	The Reference Rate Price shown is as of the last business day during the period.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

The Trust will pay the Sponsor a unified fee of 0.25% per annum of the Trust’s average daily NAV (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. For the 6-month period commencing on January 11, 2024, the day the Trust’s Shares are initially listed on the Exchange, the Sponsor will waive the entire Sponsor Fee on the first $1 billion of Trust assets.

Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue and be payable in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, the Cash Custodians’ Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

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

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Prime Execution Agent. The number of bitcoins represented by a Share will decline each time the Trust pays the Sponsor Fee or any Trust expenses not assumed by the Sponsor by transferring or selling bitcoins. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. However, under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of Bitcoin incurred in connection with the fulfillment of a creation or redemption order.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to Shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of March 31, 2024, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2023, filed March 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Although the Trust does not purchase Shares directly from its shareholders, in connection with the redemption of Baskets, the Trust redeemed 110,000 Shares (22 Baskets) during the quarter ended March 31, 2024 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average price of Bitcoin Per Share
January 11, 2024 – January 31, 2024	None	N/A
February 1, 2024 – February 29, 2024	60,000	$64.11
March 1, 2024 – March 31, 2024	50,000	$71.73
Total	110,000	$67.57

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Bitcoin Fund

Dated: May 14, 2024	By:	/S/Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: May 14, 2024	By:	/S/David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

