Form 10-Q
period 2024-06-30
WisdomTree Bitcoin Fund
filed 2024-08-14
CIK 1850391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number: 1-03480

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

Indicate the number of outstanding Shares as of June 30, 2024: 1,215,000

WISDOM TREE BITCOIN FUND

QUARTER ENDED JUNE 30, 2024

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report that address activities, events or developments that will or may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this quarterly report refer to the Trust.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund
Statements of Assets and Liabilities
June 30, 2024 and December 31, 2023

	June 30, 2024 (unaudited)	December 31, 2023

ASSETS:
Investment in bitcoin, at cost	$74,530,823	$–
Investment in bitcoin, at fair value (Note 2)	81,776,494	–
Cash	–	50,000
Total Assets	81,776,494	50,000
LIABILITIES:
Sponsor fee payable, net (Note 3)	–	–
Total Liabilities	–	–
COMMITMENTS AND CONTINGENCIES (Note 4)	–	–
NET ASSETS	$81,776,494	$50,000

Net Assets consist of:
Capital Stock	$73,360,557	$50,000
Total distributable earnings (loss)	8,415,937	–
NET ASSETS	$81,776,494	$50,000
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	1,215,000	1,000
Net Asset Value Per Share	$67.31	$50.00

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedule of Investment (Unaudited)

June 30, 2024

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	1,290	$81,776,494
TOTAL INVESTMENT IN BITCOIN
(Cost: $74,530,823)		81,776,494
Other Assets less Liabilities – 0.0%		–
NET ASSETS - 100.0%		$81,776,494

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in Bitcoin
Digital Assets	$81,776,494	$—	$—	$81,776,494
Total Investment in Bitcoin	$81,776,494	$—	$—	$81,776,494

December 31, 2023*

*	As of December 31, 2023 the WisdomTree Bitcoin Fund did not hold any investments in bitcoin.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Operations (Unaudited)†

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
INVESTMENT INCOME:
Total investment income	$–	$–

EXPENSES:
Sponsor Fee (Note 3)	49,963	70,048
Total expenses	49,963	70,048
Expense waiver (Note 3)	(49,963)	(70,048)
Net expenses	–	–
Net investment income	–	–

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin	168,416	1,170,266
Net increase (decrease) in unrealized appreciation on investment in bitcoin	(10,216,376)	7,245,671
Net realized and unrealized gain (loss) on investment in bitcoin	(10,047,960)	8,415,937
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(10,047,960)	$8,415,937

†	No comparative Statement of Operations is shown as of June of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets (Unaudited)†

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$—	$—
Net realized gain on investment in bitcoin	168,416	1,170,266
Net increase (decrease) in unrealized appreciation on investment in bitcoin	(10,216,376)	7,245,671
Total increase (decrease) in net assets resulting from operations	(10,047,960)	8,415,937

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	16,982,704	86,884,383
Cost of shares redeemed	(6,142,409)	(13,573,826)
Net increase in net assets resulting from capital share transactions	10,840,295	73,310,557
Net Increase in Net Assets	792,335	81,726,494

NET ASSETS:
Beginning of period	$80,984,159	$50,000
End of period	$81,776,494	$81,776,494

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	1,080,000	1,000
Shares created	235,000	1,424,000
Shares redeemed	(100,000)	(210,000)
Shares outstanding, end of period	1,215,000	1,215,000

†	No comparative Statement of Changes in Net Assets is shown as of June of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statement of Cash Flows (Unaudited)†

For the Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$8,415,937
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(83,087,820)
Proceeds from sales of bitcoin	9,727,263
Net realized gain on investment in bitcoin	(1,170,266)
Net change in unrealized appreciation from investment in bitcoin	(7,245,671)
Net cash used for operating activities	(73,360,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	86,884,383
Cost of shares redeemed	(13,573,826)
Net cash provided by financing activities	73,310,557
Net decrease in cash	(50,000)
Cash at beginning of period	50,000
Cash at end of period	$–

†	No comparative Statements of Cash Flows is shown as of June of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements
June 30, 2024

1.	ORGANIZATION

WisdomTree Bitcoin Fund (the “Trust”) is a Delaware statutory trust organized on March 8, 2021 under Delaware law pursuant to the Delaware Statutory Trust Act (the “DTSA”) and the Second Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust’s investment objective is to gain exposure to the price of bitcoin, less expenses and liabilities of the Trust’s operations. The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that are listed on the Cboe BZX Exchange, Inc. (the “Exchange”) and trade under the ticker symbol “BTCW”.

WisdomTree Digital Commodity Services, LLC (the “Sponsor”) serves as sponsor of the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for public offering in the United States and the listing of Shares on the Exchange. The Sponsor will develop and administer a marketing plan for the Trust and prepare marketing materials regarding the Shares, in each case in conjunction with Foreside Fund Services, LLC (the “Marketing Agent”). The Sponsor selects the service providers, negotiates the applicable agreements and fees and monitors the performance of the Trust.

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

Prior to December 31, 2023, the Trust had no operations other than matters relating to its organization and registration under Securities Act of 1933, as amended (the “1933 Act”). WisdomTree, Inc., the parent of the Sponsor, purchased (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000, resulting in total ownership of 50,000 Shares. On January 10, 2024, the Trust’s registration statement relating to the continuous public offering of its Shares was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Trust commenced trading on the Exchange on January 11, 2024.

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

Cash & Cash Equivalents — Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

Investment Transactions and Revenue Recognition — The Trust records its investment transactions in bitcoin on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in bitcoin. Realized gains and losses on the Trust’s investment transactions in bitcoin are calculated using the average cost method.

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

Investment Valuation — The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m. Eastern Standard Time on the financial statement measurement date.

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

For the three and six months ended June 30, 2024, there were no significant transfers into or out of Level 3 of the fair value hierarchy.

Income Taxes — The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders. The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2024, the 2023 tax year remains open for examination. There were no examinations in progress at period end.

3.	EXPENSES, ORGANIZATION AND OFFERING COSTS

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor fee is 0.25% per annum of the Trust’s daily net asset value. The Sponsor Fee will accrue and be payable in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”), the Cash Custodians’ Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

For the six-month period that commenced on January 11, 2024, the Sponsor waived the Sponsor Fee for the first $1.0 billion of the Trust’s assets. Subsequent to June 30, 2024, after the close of business on July 11, 2024, the waiver expired and was not renewed. For the three and six months ended June 30, 2024, the Sponsor waived $49,963 and $70,048 of its fee, respectively.

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

The Trust does not have any income and will need to sell bitcoin at the price available through Coinbase Inc. (the “Prime Execution Agent”) to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of bitcoin incurred in connection with the fulfillment of a creation and redemption order. Brokerage or transaction costs associated with the sale or transfer of bitcoin are recorded by the Trust as a reduction of realized gain or an increase in realized loss from investment in bitcoin on the Statement of Operations. Reimbursements of brokerage or transaction costs by an Authorized Participant are included in the capital share transactions activity shown on the Statement of Changes in Net Assets as an increase to “Net proceeds from sale of shares” or a decrease to “Cost of shares redeemed”. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor.

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

4.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust may enter into contracts that contain a variety of representations or that provide indemnification for certain liabilities. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. However, the Trust has not had prior claims or losses pursuant to these contracts and believes such exposure to be remote.

5.	RELATED PARTIES

As of December 31, 2023, WisdomTree, Inc. owned 1,000 shares or 100% of the outstanding Shares of the Trust. As of June 30, 2024, WisdomTree, Inc. owned 50,000 shares or 4.12% of the outstanding Shares of the Trust.

6.	INDEMNIFICATION

The Trust Agreement provides that the Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) will be indemnified by the Trust and held harmless against any loss, liability or expense incurred under the Trust Agreement without fraud, bad faith or willful misconduct on the part of such Sponsor Indemnified Party arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

7.	CONCENTRATION RISK

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

8.	CREATIONS AND REDEMPTION OF SHARES

The Sponsor has the power and authority, without action or approval by the shareholders, to cause the Trust to issue Shares from time to time as it deems necessary and desirable, but only in one or more baskets (“Baskets”) of 5,000 shares based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). The number of Shares authorized is unlimited. From time to time, the Sponsor may cause the Trust to divide or combine the Shares into a greater or lesser number without thereby changing the proportionate beneficial interests in the Trust, or in any way affecting the rights, of the shareholders, without action or approval by the shareholders. The ownership of Shares are recorded on the books of the Trust and/or a transfer (or similar agent) for the Trust. No certificates certifying the ownership of Shares are issued except as the Sponsor may otherwise determine from time to time. The Sponsor may make such rules as it considers appropriate for the issuance of share certificates, transfer of Shares and similar matters. The record books of the Trust as kept by the Trust, or by a transfer agent (or similar agent), as the case may be, are conclusive as to the identity of the shareholders and as to the number of Shares held time to time by each.

“Authorized Participants” are the only persons that may place orders to create or redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions, (ii) be a participant in The Depository Trust Company, and (iii) have entered into an Authorized Participant Agreement with the Trust.

The total deposit of cash required to create each Basket includes the cash equivalent of an amount of bitcoin that is in the same proportion to the total assets of the Trust less any accrued but unpaid expenses and liabilities. In order to calculate the amount of cash necessary for a creation Basket, the Trust administrator multiplies the NAV per share by the number of Shares in a creation Basket (5,000). Each night, the Sponsor or Trust administrator publish the amount of cash that will be required in exchange for each creation Basket the next business day. To the extent there is a difference between the price actually paid by the Trust to acquire a Creation Basket worth of bitcoin in the creation process compared to the cash value of the Creation Basket (i.e., if there is a difference between the amount paid by the Execution Agent on behalf of the Trust to purchase the requisite amount of bitcoin and the valuation of bitcoin as part of the Trust’s NAV calculation), that difference will also be charged to the creating Authorized Participant in the form of a variable fee.

NAV per Share for purposes of facilitating creations and redemptions of the Trust is computed each business day using the CME CF Bitcoin Reference Rate – New York Variant (the “Reference Rate”) as of 4:00 p.m. Eastern Time to value the Trust’s investment in bitcoin. The methodology of the Reference Rate used to value bitcoin for purposes of calculating NAV per Share may not be deemed consistent with GAAP and may be different from the value of bitcoin used in the Trust’s GAAP and may be different from the value of bitcoin used in the Trust’s GAAP financial statements.

Creation and redemption transactions of Shares of the Trust are shown in the Statements of Changes in Net Assets.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Trust is currently evaluating the impact the adoption of this new accounting standard update will have on its financial statements and related disclosures but does not expect it will have a material impact on the Trust’s financial statements as the requirements of ASU 2023-08 generally align with the accounting requirements under ASC Topic 946.

10.	FINANCIAL HIGHLIGHTS[1]

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Three Months Ended June 30, 2024 (unaudited)	For the Six Months Ended June 30, 2024 (unaudited)
Net asset value, beginning of period	$74.99	$50.00
Investment operations:
Net income	—	—
Net realized and unrealized gain	(7.68)	17.31
Total from investment operations	(7.68)	17.31
Net asset value, end of period	$67.31	$67.31
TOTAL RETURN[2]	(10.24)%	34.62%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$81,776	$81,776
Ratios to average net assets of:
Expenses, net of expense waivers[3]	0.00%	0.00%
Expenses, prior to expense waivers[3]	0.25%	0.25%
Net investment income	0.00%	0.00%

[1]	No comparative Financial Highlights information is shown as of June of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

[2]	Total return calculated for a period of less than one year is not annualized. For the period in which the Sponsor waived its fee, the total return would have been lower if such fee had not been waived (Note 3).

[3]	Annualized.

11.	SUBSEQUENT EVENTS

The Sponsor has evaluated all subsequent transactions and events through the date on which these financial statements were issued and has determined that no additional items require disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, “Cautionary Note Regarding Forward-Looking Statements,” and the risks described in the in Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

The Trust is an exchange-traded fund that issues Shares that are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to gain exposure to the price of bitcoin as represented by the CME CF Bitcoin Reference Rate – New York Variant (the “Reference Rate”), less expenses and liabilities of the Trust’s operations. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the Reference Rate, which is based on an aggregation of executed trade flow of major bitcoin platforms. On January 11, 2024, the Shares commenced trading on the Exchange under the ticker symbol “BTCW”.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report.

Critical Accounting Policies and Estimates

Fair Value Determination

The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset for liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m. Eastern Standard Time on the financial statement measurement date. The Sponsor will perform other procedures (consistent with GAAP) to value an investment in bitcoin when a market quote is not available.

Results of Operations

Selected Financial Highlights for the Three- and Six-Month period ended June 30, 2024

	For the Three Months ended June 30, 2024	For the Six Months ended June 30, 2023
Net realized and unrealized gain (loss) on investment in bitcoin	$(10,047,960)	$8,415,937
Net increase (decrease) in net assets resulting from operations	$(10,047,960)	$8,415,937
Net assets	$81,776,494	$81,776,494

Net realized and unrealized gain on investment in bitcoin for the six months ended June 30, 2024 was $8,415,937 (-$10,047,960 for the three months ended June 30, 2024) which, for the six months ended June 30, 2024, includes a net change in unrealized appreciation on investment in bitcoin of $7,245,671 (-$10,216,376 for the three months ended June 30, 2024). Decrease in net realized and unrealized gain on investment in bitcoin for the three-month period ended June 30, 2024 was driven by bitcoin price depreciation from $70,596.99 per bitcoin as of March 31, 2024 to $63,369.30 per bitcoin as of June 30, 2024. Increase in net realized and unrealized gain on investment in bitcoin for the six-month period ended June 30, 2024 was driven by bitcoin price appreciation from $46,411.68 per bitcoin as of January 10, 2024 (the end of day price prior to the commencement of operations) to $63,369.30 per bitcoin as of June 30, 2024. Net decrease in net assets resulting from operations was -$10,047,960 for the three months ended June 30, 2024 which consisted of net realized gains of $168,416 which was offset by a -$10,216,376 net decrease in unrealized appreciation on investment in bitcoin. Net increase in net assets resulting from operations was $8,415,937 for the six months ended June 30, 2024 which consisted of net realized gains of $1,170,266 and a $7,245,671 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $81,776,494 at June 30, 2024 and total return (based on NAV per Share) for the six-month period was 34.62% (-10.24% for the three months ended June 30, 2024). For the three months ended June 30, 2024, the $792,335 net increase in net assets resulted from the aforementioned bitcoin price depreciation which was offset by $10,840,295 of net increase resulting from capital share transactions. For the six months ended June 30, 2024, the $81,726,494 net increase in net assets resulted from the aforementioned bitcoin price appreciation and by $73,310,557 of net increase resulting from capital share transactions.

Net Asset Value

The Trust’s NAV per Share is calculated by:

•	taking the Trust’s total assets including, but not limited to, the market value of bitcoin, carrying amount of cash or other assets;

•	subtracting any liabilities; and

•	dividing that total by the total number of outstanding Shares.

The methodology of the Reference Rate used to value bitcoin for purposes of calculating NAV per Share may not be deemed consistent with GAAP and may be different from the value of bitcoin used in the Trust’s GAAP financial statements. To the extent the methodology used to calculate the Reference Rate is deemed not to be consistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements, as further discussed below.

The Trust Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. Eastern Standard Time. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. Eastern Standard Time. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. Eastern Standard Time and almost always by 8:00 p.m. Eastern Standard Time).

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

As of June 28, 2024 (the last business day), the Trust had a net closing balance of 1,290.474994 bitcoins with a value of $77,854,572 based on the Reference Rate Price of $60,330.17, which is calculated pursuant to non-GAAP methodology. As of June 30, 2024, the total market value of the Trust’s bitcoin was $81,776,494, based on the price of a bitcoin in the principal market of $63,369.30. For the three- and six-month period ended June 30, 2024, the Trust determined that Coinbase was its principal market.

The following chart illustrates the movement in the Market Price per Share and the Trust’s NAV per Share from January 11, 2024, the date the Trust was listed on the Exchange, to June 30, 2024.

The table below illustrates the high and low price of Bitcoin as represented by the Reference Rate and the principal market during the period ended June 30, 2024.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price‡	Principal Market Price
For the six-month period ended June 30, 2024	$73,127.23	$73,308.46	3/13/24	$39,238.43	$39,631.41	1/23/24	$60,330.17	$63,369.30

‡	The Reference Rate Price shown is as of the last business day during the period.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

The Trust will pay the Sponsor a unified fee of 0.25% per annum of the Trust’s average daily NAV (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. For the 6-month period commencing on January 11, 2024, the day the Trust’s Shares are initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $1.0 billion of Trust assets. Subsequent to June 30, 2024, after the close of business on July 11, 2024, the waiver expired and was not renewed.

Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue and be payable in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, the Bitcoin Custodian, the Cash Custodians’ Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of June 30, 2024 the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2023 filed March 29, 2024.

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

Although the Trust does not purchase Shares directly from its shareholders, in connection with the redemption of Baskets, the Trust redeemed 100,000 Shares (20 Baskets) during the quarter ended June 30, 2024 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average price of Bitcoin Per Share
April 1, 2024 – April 30, 2024	—	—
May 1, 2024 – May 31, 2024	100,000	$61.50
June 1, 2024 – June 30, 2024	—	—
Total	100,000	$61.50

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Bitcoin Fund

Dated: August 14, 2024	By:	/S/Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: August 14, 2024	By:	/S/David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

