Form 10-Q
period 2024-09-30
WisdomTree Bitcoin Fund
filed 2024-11-13
CIK 1850391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of outstanding Shares as of September 30, 2024: 3,490,000

WISDOMTREE BITCOIN FUND

QUARTER ENDED SEPTEMBER 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund
Statements of Assets and Liabilities
September 30, 2024 and December 31, 2023

	September 30, 2024 (unaudited)	December 31, 2023

ASSETS:
Investment in bitcoin, at cost	$218,598,141	$–
Investment in bitcoin, at fair value (Note 2)	235,956,643	–
Cash	–	50,000
Total Assets	235,956,643	50,000
LIABILITIES:
Sponsor fee payable, net (Note 3)	45,268	–
Total Liabilities	45,268	–
COMMITMENTS AND CONTINGENCIES (Note 4)	–	–
NET ASSETS	$235,911,375	$50,000

Net Assets consist of:
Capital Stock	$217,476,115	$50,000
Total distributable earnings (loss)	18,435,260	–
NET ASSETS	$235,911,375	$50,000
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	3,490,000	1,000
Net Asset Value Per Share	$67.60	$50.00

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedule of Investment (Unaudited)

September 30, 2024

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	3,705	$235,956,643
TOTAL INVESTMENT IN BITCOIN
(Cost: $218,598,141)		235,956,643
Other Assets less Liabilities – 0.0%		(45,268)
NET ASSETS – 100.0%		$235,911,375

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in Bitcoin
Digital Assets	$235,956,643	$–	$–	$235,956,643
Total Investment in Bitcoin	$235,956,643	$–	$–	$235,956,643

December 31, 2023*

*	As of December 31, 2023 the WisdomTree Bitcoin Fund did not hold any investments in bitcoin.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Operations (Unaudited)†

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
INVESTMENT INCOME:
Total investment income	$–	$–

EXPENSES:
Sponsor Fee (Note 3)	99,556	169,604
Total expenses	99,556	169,604
Expense waiver (Note 3)	(5,700)	(75,748)
Net expenses	93,856	93,856
Net investment loss	(93,856)	(93,856)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin	348	1,170,614
Net increase in unrealized appreciation on investment in bitcoin	10,112,831	17,358,502
Net realized and unrealized gain on investment in bitcoin	10,113,179	18,529,116
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,019,323	$18,435,260

†	No comparative Statement of Operations is shown as of September of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets (Unaudited)†

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(93,856)	$(93,856)
Net realized gain on investment in bitcoin	348	1,170,614
Net increase in unrealized appreciation on investment in bitcoin	10,112,831	17,358,502
Total increase in net assets resulting from operations	10,019,323	18,435,260

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	144,115,558	230,999,941
Cost of shares redeemed	–	(13,573,826)
Net increase in net assets resulting from capital share transactions	144,115,558	217,426,115
Net Increase in Net Assets	154,134,881	235,861,375

NET ASSETS:
Beginning of period	$81,776,494	$50,000
End of period	$235,911,375	$235,911,375

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	1,215,000	1,000
Shares created	2,275,000	3,699,000
Shares redeemed	–	(210,000)
Shares outstanding, end of period	3,490,000	3,490,000

†	No comparative Statement of Changes in Net Assets is shown as of September of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statement of Cash Flows (Unaudited)†

For the Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$18,435,260
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(227,203,379)
Proceeds from sales of bitcoin	9,775,852
Net realized gain on investment in bitcoin	(1,170,614)
Net change in unrealized appreciation from investment in bitcoin	(17,358,502)
Changes in assets and liabilities
Increase in Sponsor fee payable, net	45,268
Net cash used for operating activities	(217,476,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	230,999,941
Cost of shares redeemed	(13,573,826)
Net cash provided by financing activities	217,426,115
Net decrease in cash	(50,000)
Cash at beginning of period	50,000
Cash at end of period	$–

†	No comparative Statements of Cash Flows is shown as of September of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements
September 30, 2024

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

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The Trust is an investment company for GAAP purposes and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services-Investment Companies. Rules and interpretive releases of the SEC under authority of federal laws are also sources of authoritative GAAP for SEC registrants.

Cash & Cash Equivalents – Cash, if any, includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

Investment Transactions and Revenue Recognition – The Trust records its investment transactions in bitcoin on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in bitcoin. Realized gains and losses on the Trust’s investment transactions in bitcoin are calculated using the average cost method.

Use of Estimates – The preparation of financial statements in conformity with GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in the net assets from operations during the reporting period. Actual results could differ from those estimates.

Investment Valuation – The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m. Eastern Standard Time on the financial statement measurement date.

ASC 820 has established a three-tier hierarchy of inputs to be used when determining fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk – for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – other significant observable inputs (inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means)

Level 3 – significant unobservable inputs (including the Trust’s assumptions in determining the fair value of investments)

The inputs or methodology used for valuation are not necessarily an indication of the risk associated with investing in those investments.

The summary of fair valuations according to the inputs used in valuing the Trust’s assets as of the measurement date is included in a “Fair Valuation Summary” supplementary table in the Schedule of Investment.

For the three and nine months ended September 30, 2024, there were no significant transfers into or out of Level 3 of the fair value hierarchy.

Income Taxes – The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders. The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, the 2023 tax year remains open for examination. There were no examinations in progress at period end.

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

For the period that commenced on January 11, 2024 through July 11, 2024, the Sponsor waived the Sponsor Fee for the first $1.0 billion of the Trust’s assets. After the close of business on July 11, 2024, the waiver expired and was not renewed. For the three and nine months ended September 30, 2024, the Sponsor waived $5,700 and $75,748 of its fee, respectively.

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

The Trust does not have any income and will need to sell bitcoin at the price available through Coinbase Inc. (the “Prime Execution Agent”) to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of bitcoin incurred in connection with the fulfillment of a creation and redemption order. Brokerage or transaction costs associated with the sale or transfer of bitcoin are recorded by the Trust as a reduction of realized gain or an increase in realized loss from investment in bitcoin on the Statement of Operations. Reimbursements of brokerage or transaction costs by an Authorized Participant are included in the capital share transactions activity shown on the Statements of Changes in Net Assets as an increase to “Net proceeds from sale of shares” or a decrease to “Cost of shares redeemed”. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor.

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

As of December 31, 2023, WisdomTree, Inc. owned 1,000 shares or 100% of the outstanding Shares of the Trust. As of September 30, 2024, WisdomTree, Inc. owned 50,000 shares or 1.43% of the outstanding Shares of the Trust.

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

8.	DIGITAL ASSET RISK

The Trust invests substantially all of its assets in bitcoin. Bitcoin is a digital asset (i.e., a cryptocurrency) whose ownership and behavior are determined by participants in an online, peer-to-peer network that connects computers that run publicly accessible, or “open source”, software that follows the rules and procedures governing the bitcoin network. Bitcoin is a relatively new asset class and is subject to unique and substantial risks, and historically, has been subject to significant price volatility. The price of bitcoin could drop precipitously (including to zero). These factors and events could have a significant negative impact on the Trust.

9.	CREATIONS AND REDEMPTION OF SHARES

The Sponsor has the power and authority, without action or approval by the shareholders, to cause the Trust to issue Shares from time to time as it deems necessary and desirable, but only in one or more baskets (“Baskets”) of 5,000 shares based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). The number of Shares authorized is unlimited. From time to time, the Sponsor may cause the Trust to divide or combine the Shares into a greater or lesser number without thereby changing the proportionate beneficial interests in the Trust, or in any way affecting the rights, of the shareholders, without action or approval by the shareholders. The ownership of Shares are recorded on the books of the Trust and/or a transfer agent (or similar agent) for the Trust. No certificates certifying the ownership of Shares are issued except as the Sponsor may otherwise determine from time to time. The Sponsor may make such rules as it considers appropriate for the issuance of share certificates, transfer of Shares and similar matters. The record books of the Trust as kept by the Trust, or by a transfer agent (or similar agent), as the case may be, are conclusive as to the identity of the shareholders and as to the number of Shares held time to time by each.

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

Creation and redemption transactions of Shares of the Trust are shown in the Statements of Changes in Net Assets.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

11.	FINANCIAL HIGHLIGHTS[1]

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Three Months Ended September 30, 2024 (unaudited)	For the Nine Months Ended September 30, 2024 (unaudited)
Net asset value, beginning of period	$67.31	$50.00
Investment operations:
Net investment loss	(0.04)	(0.07)
Net realized and unrealized gain	0.33	17.67
Total from investment operations	0.29	17.60
Net asset value, end of period	$67.60	$67.60
TOTAL RETURN[2]	0.43%	35.20%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$235,911	$235,911
Ratios to average net assets of:
Expenses, net of expense waivers[3]	0.24%	0.14%
Expenses, prior to expense waivers[3]	0.25%	0.25%
Net investment loss	(0.24)%	(0.14)%

[1]	No comparative Financial Highlights information is shown as of September of the prior year since the WisdomTree Bitcoin Fund commenced investment operations after that period.

[2]	Total return calculated for a period of less than one year is not annualized. For the period in which the Sponsor waived its fee, the total return would have been lower if such fee had not been waived (Note 3).

[3]	Annualized.

12.	SUBSEQUENT EVENTS

The Sponsor has evaluated all subsequent transactions and events through the date on which these financial statements were issued. Subsequent to September 30, 2024, the Trust expects to begin transitioning its administration, accounting, transfer agency, and cash custody service provider relationship from State Street Bank and Trust Company to The Bank of New York Mellon (“BNY”). The transition is expected to be completed prior to November 30, 2024, after which time BNY will serve as cash custodian, administrator, fund accountant, and transfer agent for the Trust. There are no additional subsequent events that require disclosure in these financial statements.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report.

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

Results of Operations

Selected Financial Highlights for the Three- and Nine-Month period ended September 30, 2024

	For the Three Months ended September 30, 2024	For the Nine Months ended September 30, 2024
Net investment loss	$(93,856)	$(93,856)
Net realized and unrealized gain on investment in bitcoin	$10,113,179	$18,529,116
Net increase in net assets resulting from operations	$10,019,323	$18,435,260
Net assets	$235,911,375	$235,911,375

Net realized and unrealized gain on investment in bitcoin for the nine months ended September 30, 2024 was $18,529,116 ($10,113,179 for the three months ended September 30, 2024) which, for the nine months ended September 30, 2024, includes a net change in unrealized appreciation on investment in bitcoin of $17,358,502 ($10,112,831 for the three months ended September 30, 2024). Increase in net realized and unrealized gain on investment in bitcoin for the three-month period ended September 30, 2024 was driven by bitcoin price appreciation from $63,369.30 per bitcoin as of June 30, 2024 to $63,677.63 per bitcoin as of September 30, 2024. Increase in net realized and unrealized gain on investment in bitcoin for the nine-month period ended September 30, 2024 was driven by bitcoin price appreciation from $46,411.68 per bitcoin as of January 10, 2024 (the end of day price prior to the commencement of operations) to $63,677.63 per bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was $10,019,323 for the three months ended September 30, 2024 which consisted of net investment loss of -$93,856, net realized gains of $348 and $10,112,831 in unrealized appreciation on investment in bitcoin. Net increase in net assets resulting from operations was $18,435,260 for the nine months ended September 30, 2024 which consisted of net investment loss of -$93,856, net realized gains of $1,170,614 and a $17,358,502 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $235,911,375 at September 30, 2024 and total return (based on NAV per Share) for the nine-month period was 35.20% (0.43% for the three months ended September 30, 2024). For the three months ended September 30, 2024, the $154,134,881 net increase in net assets resulted from the aforementioned bitcoin price appreciation, net investment loss, net realized gain and by $144,115,558 of net increase resulting from capital share transactions. For the nine months ended September 30, 2024, the $235,861,375 net increase in net assets resulted from the aforementioned bitcoin price appreciation, net investment loss, net realized gain and by $217,426,115 of net increase resulting from capital share transactions.

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

As of September 30, 2024 (the last business day), the Trust had a net closing balance of 3,705.4872 bitcoins with a value of $234,967,352 based on the Reference Rate Price of $63,410.65, which is calculated pursuant to non-GAAP methodology. As of September 30, 2024, the total market value of the Trust’s bitcoin was $235,956,643, based on the price of a bitcoin in the principal market of $63,677.63. For the three- and nine-month period ended September 30, 2024, the Trust determined that Coinbase was its principal market.

The following chart illustrates the movement in the Market Price per Share and the Trust’s NAV per Share from January 11, 2024, the date the Trust was listed on the Exchange, to September 30, 2024.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the period ended September 30, 2024.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price‡	Principal Market Price
For the nine-month period ended September 30, 2024	$73,127.23	$73,308.46	3/13/24	$39,238.43	$39,631.41	1/23/24	$63,410.65	$63,677.63

‡	The Reference Rate Price shown is as of the last business day during the period.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

The Trust will pay the Sponsor a unified fee of 0.25% per annum of the Trust’s average daily NAV (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. For the period commencing on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange) through July 11, 2024, the Sponsor waived the entire Sponsor Fee on the first $1.0 billion of Trust assets. After the close of business on July 11, 2024, the waiver expired and was not renewed.

Except for periods during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee will accrue and be payable in U.S. dollars. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, the Bitcoin Custodian, the Cash Custodians’ Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of September 30, 2024 the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

 A summary of the principal factors that make an investment in the Shares speculative or risky are contained in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2023 filed on March 31, 2024 and additionally by the following risk factor.

The Trust is not an investment company registered under the 1940 Act or the Commodity Exchange Act.

The Trust is not registered as an investment company under the 1940 Act and is not subject to the statutory requirements of the 1940 Act. Further, the Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the statutory protections provided to investors in registered investment companies, CEA-regulated instruments or commodity pools.

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

The Trust does not purchase Shares directly from its shareholders and the Trust redeemed 0 Shares (0 Baskets) during the quarter ended September 30, 2024 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average price of Bitcoin Per Share
July 1, 2024 – July 31, 2024	None	–
August 1, 2024 – August 31, 2024	None	–
September 1, 2024 – September 30, 2024	None	–
Total	None	–

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 16, 2024, the Trust and certain related entities extended the effective termination date of various service agreements with State Street Bank, including the Administration Agreement pursuant to which State Street Bank, as Trust Administrator, provided certain services necessary for the operation and administration of the Trust, including net asset value calculations, accounting and other administrative services, the Cash Custodian Agreement and the Transfer Agency and Service Agreement (collectively, the “Service Agreements”). Pursuant to the extension as mutually agreed upon by the Trust and State Street Bank, the Service Agreements will expire on December 31, 2024. The parties will reasonably cooperate with each other in good faith to effect the orderly transition of services to the new service provider.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

WisdomTree Bitcoin Fund

Dated: November 12, 2024	By:	/s/ Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: November 12, 2024	By:	/s/ David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

