Form 10-K
period 2024-12-31
WisdomTree Bitcoin Fund
filed 2025-03-27
CIK 1850391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

 ________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

State the aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2024: $74,163,900.

As of February 28, 2025, WisdomTree Bitcoin Fund had 2,795,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

“Benchmark Administrator”: CF Benchmarks Ltd. as administrator of the Reference Rate.

“Bitcoin Custodian”: Coinbase Custodian Trust Company LLC.

“bitcoin platform”: A digital marketplace or online trading platform where bitcoin can be bought or sold.

“Business Day”: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

“Cash Custodian”: State Street Bank and Trust Company through November 22, 2024, The Bank of New York Mellon thereafter.

“CEA”: Commodity Exchange Act.

“CFTC”: Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and options in the United States.

“DTC”: The Depository Trust Company. DTC is the securities depository for the Shares.

“DTC Participant”: An entity that has an account with DTC, such as banks, brokers, dealers and trust companies.

“Exchange”: Cboe BZX Exchange, Inc.

“Exchange Act”: The Exchange Act of 1934, as amended.

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

i

“Sponsor”: WisdomTree Digital Commodity Services, LLC.

“Shareholders”: Holders of Shares.

“Transfer Agent”: State Street Bank and Trust Company through November 22, 2024, The Bank of New York Mellon thereafter.

“Trust Administrator” or “Administrator”: State Street Bank and Trust Company through November 22, 2024, The Bank of New York Mellon thereafter.

“Trust Agreement”: The Second Amended and Restated Trust Agreement of WisdomTree Bitcoin Fund, dated as of January 6, 2024, as may be further amended and restated from time to time.

“Trust”: WisdomTree Bitcoin Fund.

“Trustee”: Delaware Trust Company.

“You”: The owner or holder of Shares.

ii

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

iii

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

Miners, through the use of the bitcoin software program, engage in a set of prescribed complex mathematical calculations imposed by the Bitcoin network’s software protocol, called “proof of work”, in order to validate proposed transactions and bundle them into a data packet known as a “block.” The first miner who successfully solves the cryptographic puzzle imposed by the Bitcoin network’s software protocol is permitted to add a block of transactions to the Bitcoin blockchain and is rewarded by a grant of newly-issued bitcoin, known as the “block reward.” Bitcoin is created and allocated by the Bitcoin network protocol and distributed through a “mining” process subject to a strict, well-known issuance schedule. Block rewards for mining are the method by which new bitcoin is issued. The supply of bitcoin is limited to 21 million by the Bitcoin network’s software protocol and as of December 31, 2024, there were approximately 19.8 million bitcoin in existence.

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

The Trust and Bitcoin Prices

Bitcoin Value and Trading Volume

The value of bitcoin is determined by the value that various market participants place on bitcoin through their transactions. The most common means of determining the value of a bitcoin is by surveying one or more bitcoin platforms where bitcoin is traded publicly and transparently (e.g., Bitstamp, Coinbase, Gemini, Kraken, itBit, LMAX Digital, and Bullish).

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

Aggregate Trading Volume of BTC-USD Markets of CME CF Constituent Platforms[1]
Period	itBit	LMAX Digital	Bitstamp	Coinbase	Gemini	Kraken	Bullish
2024 Q1	1,300,217,284	18,606,590,980	12,614,344,809	90,691,419,596	4,117,487,659	17,217,440,706	—
2024 Q2	1,103,291,739	11,280,822,955	12,745,481,874	81,871,129,923	4,460,975,011	15,942,525,422	—
2024 Q3	739,811,906	7,584,645,049	11,737,626,804	58,263,837,974	3,328,616,722	10,871,229,418	—
2024 Q4	1,196,003,201	15,679,729,421	19,041,512,220	106,998,253,547	7,762,251,106	19,039,509,976	171,943,974[2]

_________________________

1 Source: CF Benchmarks

2 Bullish.com became a CME CF Constituent Platform on December 30, 2024 and thus its aggregate volume is that observed for two days (December 30 and 31, 2024)

Spot Trading Platforms Market Share of BTC-USD Trading[1]
Period	itBit	LMAX Digital	Bitstamp	Coinbase	Gemini	Kraken	Bullish	Others[2]
2024 Q1	0.68%	9.78%	6.63%	47.65%	2.16%	9.05%	—	24.05%
2024 Q2	0.69%	7.05%	7.97%	51.17%	2.79%	9.96%	—	20.37%
2024 Q3	0.46%	4.68%	7.25%	35.98%	2.06%	6.71%	—	42.86%
2024 Q4	0.33%	4.39%	5.33%	29.95%	2.17%	5.33%	0.05%[3]	52.44%

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

_________________________

1 Source: CF Benchmarks

2 Comprise Bitfinex, Crypto.com

3 Bullish.com became a CME CF Constituent Platform on December 30, 2024 and thus its share is that observed for two days (December 30 and 31, 2024) within the quarter.

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

Following admittance, a Constituent Platform must demonstrate that it continues to fulfill criteria two through five. In cases where a Constituent Platform’s average daily contribution falls below three percent for the Reference Rate, then the continued inclusion of the platform as a Constituent Platform to the Relevant Pair shall be assessed by the Oversight Committee. The Constituent Platforms have changed over time. For example, the BRR previously included OKCoin.com (HK) and Bitfinex, both of which were removed April 2017 due to trading restrictions. As of December 31, 2024, the Constituent Platforms include:

•	Bitstamp: A U.K.-based platform registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset Business with the UK FCA.

•	Coinbase: A U.S.-based platform registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as an e-money provider (Republic of Ireland, Central Bank of Ireland) and Major Payment Institution (Singapore, Monetary Authority of Singapore).

•	Kraken: A U.S.-based platform that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the UK FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider (“VASP”). Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators (“CSA”).

•	itBit: A U.S.-based platform that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered FinCEN as an MSB and is licensed as a money transmitter in various U.S. states.

•	LMAX Digital: A Gibraltar-based platform regulated by the Gibraltar Financial Services Commission (‟GFSCˮ) as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of a UK FCA regulated Multilateral Trading Facility and Broker-Dealer.

•	Gemini: A U.S.-based platform that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the UK FCA as a Crypto Asset Business.

•	Bullish: A Gibraltar based platform operated by Bullish (GI) Limited and regulated by the GFSC as a DLT.

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

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable bitcoin trading venues (Platform Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include, but are not limited to, Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX Digital, OKEx and Poloniex. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 11:59:59 p.m. ET as the principal market price.

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

Additional Information About the Trust

The Trust’s Fees and Expenses

The Trust pays the Sponsor a fee of 0.25% (the “Sponsor Fee”). The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable percentage of the NAV on that day) and paid on a monthly basis. The Sponsor previously waived the entire Sponsor Fee on the first $1 billion of Trust assets for the 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee. Except for periods during which all or a portion of the Sponsor Fee was being waived, the Sponsor Fee will accrue and be payable in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the fees of the Trust Administrator, the Custodians’ fees, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor also pays the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

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

The Trust Administrator

Under an Administration Agreement, State Street Bank and Trust Company through November 22, 2024 and, thereafter, The Bank of New York Mellon, serves as the Trust Administrator to provide certain services necessary for the operation and administration of the Trust, including net asset value calculations, accounting and other administrative services.

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

DTC

DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Creation and Redemption of Shares

The Trust issues and redeems Baskets on a continuous basis. Baskets may be created or redeemed only by Authorized Participants and are only issued or redeemed in exchange for a corresponding amount of cash, whereby such amount of cash for a trading day is disclosed to Authorized Participants prior to the time that the Exchange is open for regular trading on such trading day (i.e., the night before such trading day). As of December 31, 2024, a Basket required delivery of approximately $497,200, although the amount of bitcoin used to determine the cash necessary to purchase the creation of a Basket, or to be sold upon redemption of a Basket, will decrease over the life of the Trust, due to the payment or accrual of fees and other expenses or liabilities payable by the Trust. No Shares are issued unless the Cash Custodian has allocated to the Trust’s account the corresponding amount of cash. Authorized Participants pay a transaction fee for each order they place to create or redeem one or more Baskets. Transaction fees are expected to include commissions, taxes, and transaction and market impact costs, as applicable, in relation to the Trust’s purchase or sale of bitcoin related thereto. The price of bitcoin, the Trust’s NAV and the price of a Basket could rise or fall substantially between the time a creation order or redemption order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant.

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

Duties of the Sponsor

The general fiduciary duties that would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are replaced entirely by the terms of the Trust Agreement (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent). Additionally, under the Trust Agreement, the Sponsor has the following obligations as a sponsor of the Trust:

•	devote such of its time to the affairs of the Trust as it shall, in its discretion exercised in good faith, determine to be necessary to carry out the purposes of the Trust for the benefit of the Shareholders;

•	execute, file, record and/or publish all certificates, statements and other documents and do any and all other things as may be appropriate for the formation, qualification and operation of the Trust and for the conduct of its affairs in all appropriate jurisdictions;

•	retain on behalf of the Trust independent public accountants to audit the accounts of the Trust;

•	employ attorneys to represent the Sponsor and, as necessary, the Trust;

•	select and enter into agreements with the Trustee and any other service provider to the Trust;

•	use its best efforts to maintain the status of the Trust as a grantor trust for U.S. federal income tax purposes under Subpart E, Part I of Subchapter J of the Code;

•	monitor all fees charged to the Trust, and the services rendered by the service providers to the Trust, to determine whether the fees paid by, and the services rendered to, the Trust are at competitive rates and are the best price and services available under the circumstances, and if necessary, renegotiate the fee structure to obtain such rates and services for the Trust;

•	Enter into an Authorized Participant Agreement with each Authorized Participant and discharge the duties and responsibilities of the Trust and the Sponsor;

•	Receive directly or through its delegates from Authorized Participants and process properly submitted creation orders;

•	Receive directly or through its delegates from Authorized Participants and process properly submitted redemption orders (if authorized), as may from time to time be permitted by the Trust Agreement;

•	Interact with the Bitcoin Custodian, Cash Custodian and any other party as required;

•	cause the Trust to comply with all rules, orders and regulations of the Exchange to which the Trust is subject as a result of the listing, quotation or trading of the Shares on the Exchange, and take all such other actions that may reasonably be taken and are necessary for the Shares to remain listed, quoted or traded on the Exchange until the Trust is terminated or the Shares are no longer listed, quoted or traded on the Exchange;

•	perform such other services as the Sponsor believes the Trust may from time to time require; and

•	in general, to carry out any other business in connection with or incidental to any of the foregoing powers, to do everything necessary, suitable or proper for the accomplishment of any purpose or the attainment of any object or the furtherance of any power herein set forth, either alone or in association with others, and to do every other act or thing incidental or appurtenant or growing out of or connected with the aforesaid business or purposes, objects or powers.

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

Sponsor

The Sponsor and its affiliates and their respective members, managers, directors, officers, employees, agents and controlling persons (each, a “Covered Person”) have no liability to the Trust or to any Shareholder or other Covered Person for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such course of conduct did not constitute fraud, bad faith or willful misconduct of such Covered Person. Subject to the foregoing, neither the Sponsor nor any other Covered Person are personally liable for the return or repayment of all or any portion of the purchase price paid by a Shareholder for its Shares, it being expressly agreed that any such return made pursuant to this Trust Agreement shall be made solely from the assets of the Trust without any rights of contribution from the Sponsor or any other Covered Person. A Covered Person is not liable for the conduct or misconduct of any delegate selected by the Sponsor with reasonable care.

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

Governing Law; Consent to Delaware Jurisdiction

The rights of the Sponsor, the Trust, DTC (as registered owner of the Trust’s global certificate for Shares) and the Shareholders are governed by the laws of the State of Delaware except for causes of action for violation of U.S. federal or state securities laws. The Sponsor, the Trust and DTC and, by accepting Shares, each DTC Participant and each Shareholder, consent to the exclusive jurisdiction of the courts of the State of Delaware and any federal courts located in Delaware, provided that (i) the forum selection provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the 1933 Act, or the rules and regulations promulgated thereunder. Such consent is not required for any person to assert a claim of Delaware jurisdiction over the Sponsor or the Trust.

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

Digital assets such as bitcoin are relatively new, and the value of the Shares is influenced by a wide variety of factors that are uncertain and difficult to evaluate, such as the infancy of their development, their dependence on technologies such as cryptographic protocols, their dependence on the role played by miners and developers and the potential for malicious activity. For example, the following are some of the risks that could materially adversely affect the value of the Shares:

•	Bitcoin’s lack of a physical form, reliance on technology for its creation, existence and transactional validation and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence.

•	As an intangible asset without centralized issuers or governing bodies, bitcoin has been, and may in the future be, subject to security breaches, coordinated manipulation, cyberattacks or other malicious activities, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. If such threats are realized or the measures or controls created or implemented to secure the bitcoin holdings fail, it could result in a partial or total misappropriation or loss of the Trust’s bitcoin holdings, and the Trust’s financial condition and operating results would be harmed.

•	The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Based on the last ten years, the historical annualized volatility of bitcoin was approximately 81%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Over the course of 2023 and 2024, bitcoin prices continued to exhibit extreme volatility. For example, after the results of the U.S. presidential election in November 2024, the price of bitcoin rallied to an all-time high of over $100,000 in December 2024 based, in part, on the market’s perception that the new U.S. presidential administration would be pro-digital assets, and then fell below $100,000 before year end. Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. While regulatory and enforcement scrutiny increased through the end of 2024, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, the new U.S. presidential administration has signaled its desire to strengthen U.S. leadership in the digital assets space through the issuance of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States in early 2025. Meanwhile, the SEC officially rescinded Staff Accounting Bulletin 121 and established a new “Crypto Task Force” focused on providing clarity on the application of the federal securities laws to digital assets and collaborating with the digital assets industry and the public towards establishing an appropriate regulatory framework. Certain members of Congress have also outlined a proposed bicameral roadmap for digital assets legislation. The exact timeline and impact of these recent efforts on our business is uncertain and it is not possible to predict at this time what risks, if any, that they may pose to the Trust, its service providers or to the digital asset industry as a whole. Extreme volatility in the future, including declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

•	The loss or destruction of a private key required to access a digital asset such as bitcoin may be irreversible. If a private key is lost, destroyed or otherwise compromised, including by the Bitcoin Custodian, the Trust will be unable to access the bitcoin corresponding to that private key, resulting in loss.

•	Digital asset networks and the software used to operate them are in the early stages of development. Digital assets have experienced, and the Sponsor expects will experience in the future, sharp fluctuations in value. Given the infancy of the development of digital asset networks, parties may be unwilling to transact in digital assets, which would dampen the growth, if any, of digital asset networks, including the Bitcoin network. Further, given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because bitcoin is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and a theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

•	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, adversely affect their value.

•	Because bitcoins have no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the into multiple blockchains, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin.

•	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, resulting in the creation of multiple separate networks, which could compete with one another for users, miners, and developers. This could adversely affect the Bitcoin network and bitcoin prices.

•	Governance of many digital asset networks, including the Bitcoin network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and solve challenges or lead to “forks”. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome current or future problems on the Bitcoin network.

•	The foregoing notwithstanding, the Bitcoin network’s software protocol is informally managed by a group of core developers that propose amendments to the Bitcoin network’s source code.

•	The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin network, the Bitcoin network will be subject to new protocols that may adversely affect the value of bitcoin.

•	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the software protocol of the Bitcoin network could damage the network, and adversely affect the value of bitcoin.

•	Bitcoin have only recently become selectively accepted as a means of payment by merchants and retail and commercial businesses, and use of bitcoin by consumers to pay such merchants and businesses remains limited. As a result, the prices of bitcoins may be primarily determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

•	Miners, developers and users may switch to or adopt certain digital asset networks at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin network.

•	Over the past several years, digital asset mining operations have become more costly as they have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using specialized hardware or sophisticated machines. The reduction in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by miners, could be inadequate to incentivize miners to continue to perform mining activities. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell digital assets, earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price. Moreover, concentration of mining operations could lead to a small number of mining operations having significant control or influence over the Bitcoin network.

•	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin blockchain until a block is solved by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin network.

•	In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, such as advances in quantum computing, could result in such cryptography becoming ineffective, enabling a malicious actor to take the Trust’s bitcoin, which would adversely affect the value of the Shares. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including bitcoin, and therefore adversely affect the value of the Shares.

•	Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. This could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Trust from being able to complete the timely liquidation of bitcoin and withdrawal of assets from the Bitcoin Custodian even if the Sponsor determined that such liquidation were appropriate or suitable.

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

The price of bitcoin could drop precipitously (including to zero). Several factors may affect the price of bitcoin, including:

•	Regulatory changes, whether in or outside the United States, which inhibit (or ban) the holding and/or transacting in bitcoin. For example, while the recent activities under the current U.S. presidential administration and the SEC have indicated a desire to provide regulatory clarity on the application of securities laws and other regulations to such assets, the final outcome of any such efforts is unknown , and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty.

•	Global bitcoin existence was approximately 19,800,000, as of December 31, 2024, although not all of such bitcoin were in circulation as of such date, which amount varies day-over-day. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying and accessing bitcoin, institutional demand for bitcoin as an investment asset, consumer demand for bitcoin as a means of payment, regulatory or legislative developments and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long term;

•	The adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin network, and speculative expectations related thereto;

•	Forks in the Bitcoin network;

•	Disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset platform FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;

•	The filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in/ 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, and the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023;

•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or bitcoin, and digital asset and fiat currency conversion and exchange rates;

•	Regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

•	Developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective;

•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the bitcoin markets;

•	Increased competition from other forms of digital assets or payment services, including digital currencies constituting legal tender that may be issued in the future by central banks, or digital assets meant to serve as a medium of exchange by major private companies or other institutions.

•	Global or regional political, economic or financial conditions, events and situations;

•	Consumer and investor preferences and perceptions of bitcoin specifically and digital assets generally;

•	Decreased confidence in bitcoin or digital asset platforms generally due to the failure of certain bitcoin or digital asset platforms or their being subject to hacks, such as the February 2025 hack of the crypto exchange Bybit that resulted in the theft of over $1.5 billion of ETH, service outages, regulatory action, or manipulative trading activity, as well as to the increase or lack of regulation and transparency associated with some of them;

•	Fiat currency withdrawal and deposit policies on bitcoin platforms;

•	The liquidity of bitcoin markets;

•	Levels of speculative interest and trading activity in bitcoin and other digital asset markets;

•	Large transfers, transactions, or sales of bitcoin by significant holders of bitcoin, including accounts held by centralized exchanges (such as in liquidation), amounts re-entering the market related to dormant accounts or addresses (including those attributed to Satoshi Nakamoto), in addition to investment and trading activities of large holders of bitcoin in general;

•	A “short squeeze” resulting from speculation on the price of bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;

•	An active derivatives market for bitcoin or for digital assets generally;

•	Negative publicity, media, or social media coverage or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industries or markets, which may include (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process; (v) the restriction of access to cryptocurrency by service providers or financial institutions, such as banks, disallowing the purchase of cryptocurrency;

•	Fees associated with processing a bitcoin transaction and the speed at which bitcoin transactions are settled; and

•	The availability and cost of funding and capital.

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

Forks have occurred already to the Bitcoin network. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. At the time of the fork, bitcoin was valued at approximately $2,700. Within approximately two weeks following the fork, bitcoin reached a value of approximately $4,000, while nearly four months later in mid-December 2017, bitcoin reached an all-time high at the time of approximately $19,500, before dropping to approximately $14,000 prior to year-end 2017. Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by the DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic. In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin Gold and Bitcoin Diamond. To the extent such digital assets compete with bitcoin, such competition could impact demand for bitcoin and could adversely impact the value of the Shares.

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

The price of bitcoin may become closely correlated with other asset classes

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

Prices of bitcoin may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment

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

Central banks in certain countries have introduced digital forms of legal tender (CBDCs). Research suggests over 100 countries are exploring CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, bitcoin and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, bitcoin. As a result, the value of bitcoin could decrease, which could adversely affect an investment in the Trust.The scheduled mining of additional bitcoin and their subsequent sale may cause the price of bitcoin to decline, which could negatively affect an investment in the Trust.

The Bitcoin network is designed to periodically reduce the fixed award given to miners for solving new blocks (the “block reward”), most recently in April 2024, when the block reward reduced from 6.25 to 3.125 bitcoin. The next such event, as referred to as a “halving” event, is anticipated to occur at some point between March 2028 to May 2028. As the block reward continues to decrease over time, the mining incentive structure may transition to a higher reliance on transaction confirmation fees in order to incentivize miners to continue to dedicate processing power to the blockchain. If transaction confirmation fees become too high, the marketplace may be reluctant to use bitcoin. Increased transaction fees may motivate market participants, such as merchants or commercial institutions, to switch from bitcoin to another digital asset or back to fiat currency as their preferred medium of exchange. Decreased demand for bitcoin may adversely affect its price, which may adversely affect an investment in the Trust.

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

• Total bitcoin in existence was approximately 19,800,000 as of December 31, 2024;

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

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2024, bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2024, there were over 10,000 alternative digital assets tracked by CoinMarketCap, having a total market-capitalization of approximately $3.25 trillion (including the approximately $1.834 trillion market cap of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect an investment in the Shares.

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

For more information on the Oversight Committee, the Constituent Platforms, and the CF Constituent Platform Criteria in the Reference Rate, see “The Trust and Bitcoin Prices - The Reference Rate”.

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

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of bitcoin. The Sponsor does not actively manage the bitcoin held by the Trust. This means the Sponsor does not speculatively sell bitcoin at times when its price is high or speculatively acquire bitcoin at low prices in the expectation of future price increases. It also means the Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective. Any losses sustained by the Trust will adversely affect the value of your Shares.

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

Investors should not rely on the past performance of the Trust, the Reference Rate or bitcoin in deciding whether to buy Shares in the Fund.

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

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of bitcoin by the Bitcoin Custodian, absent fraud, bad faith, or willful misconduct on the part of the Sponsor or the Trustee, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of bitcoin by the Bitcoin Custodian, is limited.

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

Investors should be aware that if the Trust issues all Shares registered in this offering or the offering expires, it could have to cease creating new Baskets until additional shares are registered for sale. This could impact the trading price of the Trust’s Shares. Moreover, soon after new Baskets are created and sold under this Annual Report, there is a possibility that the availability of newly created Shares may (or may not) affect the trading price of the Shares already issued, and both current Shareholders and purchasers of newly created Shares could be adversely affected by falling trading prices.

Risk Factors Associated with Regulation

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Under the prior administration, the U.S. Securities Exchange Commission (the “SEC”) charged certain large US digital asset trading platforms of supporting trading and settlement of securities in violation of the US federal securities laws. Specifically, the SEC alleged that these exchanges are operating as unregistered securities exchanges, brokers and clearing agencies. Beginning in early 2025, the current administration took steps to strengthen U.S. leadership in the digital assets space, including through the use of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States. Meanwhile, the SEC established a new “Crypto Task Force” focused on providing clarity on the application of the federal securities laws to digital assets and collaborating with the digital asset industry and the public towards establishing an appropriate regulatory framework and dismissed or paused ongoing enforcement actions or investigations against certain digital asset platforms and companies, including Coinbase, Binance, Kraken and Uniswap, during the first quarter of 2025. The U.S. Congress is also actively preparing new legislation to address issues relating to digital assets and stablecoins. The outcome of federal legislation is highly uncertain and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

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

Under the prior administration, the SEC also targeted regulated investments that provide exposure to digital assets indirectly. For example, in a letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. Additionally, the SEC’s Division of Examinations (then the Office of Compliance Inspections and Examinations (“OCIE”)) stated that digital assets remain an examination priority for 2025. In particular, OCIE intended to focus its examination on the offer, sale, recommendation, advice, trading, and other activities involving crypto assets that are offered and sold as securities or related products, such as spot bitcoin or ether exchange-traded products.

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

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

The entire cryptocurrency industry experienced a significant drawdown in 2022, particularly throughout the latter half of the year. The decline was due to numerous factors, including a slowing macroeconomic environment, rising interest rates, expiring pandemic financial assistance, and the public collapse of several major industry participants, including Three Arrows Capital, Voyager, Celsius, and most recently, FTX and Genesis. The cryptocurrency industry’s turbulent drawdown in 2022 is expected to draw increased regulatory and enforcement scrutiny from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. Developments in the regulation of digital assets are ongoing. For example, in July 2023, the U.S. District Court for the Southern District of New York ruled on the SEC’s action against Ripple Labs, Inc. The court found that offers and sales of XRP, a digital token, to institutions and sophisticated individuals constituted securities transactions, but that offers and sales of XRP on crypto trading platforms, distributions to employees, and other third-party developers were not securities transactions. More recently, the D.C. Circuit Court found that the SEC’s denial of the Grayscale Bitcoin Trust’s listing was “arbitrary and capricious” under the Administrative Procedures Act in light of the SEC’s approval of two similar bitcoin futures-based exchange-traded products (“ETPs”). In the immediate aftermath of this court decision, the price of bitcoin increased from nearly $26,000 to over $28,100. After the results of the U.S. presidential election in November 2024, the price of bitcoin rallied to an all-time high of over $100,000 in December 2024 based, in part, on the market’s perception that the new presidential administration would be pro-cryptocurrency. It is not possible to predict at this time all of the risks that regulatory developments may pose to the Trust, its service providers or to the digital asset industry as a whole.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states will adopt some or all of the model legislation.

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

The Trust is not registered as an investment company under the 1940 Act and is not subject to the statutory requirements of the 1940 Act. Further. the Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the statutory protections provided to investors in registered investment companies, CEA-regulated instruments or commodity pools.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. If bitcoin is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, such a determination may have material adverse consequences for bitcoin as a digital asset. For example, it may become more difficult for bitcoin to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of bitcoin and cause users to migrate to other digital assets. Although the SEC’s new “Crypto Task Force” has indicated that it may re-examine how digital assets are considered “securities” under the federal securities laws, the timeline and outcome of such action is uncertain at this time.

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

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’s BitLicense regulation.

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

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

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

The Trust and the Sponsor face competition with respect to the creation of competing products. In January 2024, the SEC approved several exchange-traded bitcoin products and the Trust could fail to acquire substantial assets, initially or at all, or fail to retain acquired assets due to competition and/or market conditions. The Trust’s bitcoin ETF competitors may also charge a substantially lower fee than the Sponsor’s Fee in order to achieve initial market acceptance and scale. Accordingly, the Trust’s bitcoin ETF competitors may commercialize a competing bitcoin ETF more rapidly or effectively than the Trust, which could adversely affect the Trust’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising approximately $450 million in assets which would be sufficient to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of bitcoin.

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

Pandemics and other public health crises could have a material adverse effect on the Trust’s business and financial condition.

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. Such events also could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial market.

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

Governance Related to Cybersecurity Risks

The cybersecurity risk management program and related operations and processes are directed by WisdomTree Inc.’s CIO. Currently, the CIO role is held by an individual who has been in the role for over ten years, has over 23 years of cybersecurity, information technology and systems engineering experience, and has advanced training in the field of technology.

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

As of December 31, 2024, cybersecurity risks have not materially affected the Trust’s business strategy, results of operations or financial condition. However, the Trust can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect the Trust. For more information regarding the risks the Trust faces from cybersecurity threats, see Item 1A. “Risk Factors” included in this report.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 11, 2024, the Shares commenced trading on Cboe BZX Exchange, Inc. under the ticker symbol “BTCW”.

Holders

As of February 28, 2025, there were approximately fifty-nine (59) DTC participating shareholders of record of the Trust. Because all of the Trust’s Shares are held by brokers and other institutions or intermediaries on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust has no record of paying cash dividends and has no intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

WisdomTree, Inc., the parent of the Sponsor, purchased: (i) 1,000 Shares at a price per Share of $50 on December 22, 2023 for proceeds of $50,000, and (ii) 49,000 Shares at a price per Share of $50 on January 8, 2024 for proceeds of $2,450,000, for a total of $2,500,000. On December 16, 2024, 50,000 shares were sold for proceeds $5,637,003. As of December 31, 2024, WisdomTree Inc. did not own any outstanding Shares of the Trust. The issuance of such Shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the 1933 Act. On January 10, 2024, the Trust’s registration statement on Form S-1/A (File No. 333-254134) was declared effective pursuant to which the Trust registered an unlimited number of Shares.

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Creation Units from Authorized Participants during the three months ended December 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2024 to October 31, 2024	None	$—
November 1, 2024 to November 30, 2024	None	—
December 1, 2024 to December 31, 2024	None	—
Total	None	$—

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

Overview / Introduction

WisdomTree Bitcoin Fund (the “Trust”) is an exchange-traded fund that issues common shares of beneficial interest that are listed on the Cboe BZX Exchange, Inc. and which began trading under the ticker symbol “BTCW” on January 11, 2024. The Trust is a Delaware statutory trust, formed on March 8, 2021, pursuant to the Delaware Statutory Trust Act. The Trust operates pursuant to the Trust Agreement. The Trust offers Shares only to Authorized Participants in one or more blocks of 5,000 Shares based on the quantity of bitcoin attributable to each Share of the Trust. Each Share represents a fractional undivided beneficial interest in the net assets of the Trust.

The Trust’s investment objective is to gain exposure to the price of bitcoin, less expenses and liabilities of the Trust’s operations. In seeking to achieve its investment objective, the Trust will hold bitcoin and will value its Shares daily based on the CME CF Bitcoin Reference Rate - New York Variant (the “Reference Rate”).

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

The Sponsor believes that the Reference Rate will be reflective of a reasonable valuation of the average spot price of bitcoin. However, in the event the Reference Rate was not available or determined by the Sponsor to not be reliable, the Sponsor would “fair value” the Trust’s bitcoin holdings. The Sponsor does not anticipate that the need to “fair value” bitcoin will be a common occurrence. The Sponsor reserves the right to replace the Reference Rate with another valuation methodology which it believes will accurately track the price of bitcoin. If the Sponsor makes the decision to materially change the valuation methodology or replace either the Reference Rate or the Benchmark Administrator, the Sponsor will notify Shareholders via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Sponsor publishes the NAV, NAV per Share and the Trust’s bitcoin holdings at www.wisdomtree.com/investments after their determination and availability. Reference Rate data and the description of the Reference Rate are based on information made publicly available by the Benchmark Administrator on its website at https://www.cfbenchmarks.com.

As of December 31, 2024 (the last business day), the Trust had a net closing balance of 3,862.4890 bitcoins with a value of $362,032,407 based on the Reference Rate Price of $93,730.35, which is calculated pursuant to non-GAAP methodology. As of December 31, 2024, the total market value of the Trust's bitcoin was $360,596,442, based on the price of a bitcoin in the principal market of $93,358.58. For the twelve-month period ended December 31, 2024, the Trust determined that Coinbase was its principal market.

The following chart illustrates the movement in the Market Price per Share and the Trust's NAV per Share from January 11, 2024, the date the Trust was listed on the Exchange, to December 31, 2024.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the period ended December 31, 2024.

	High				Low			End of Period
Period	Reference Rate Price	Date	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price+	Principal Market Price
For the twelve-month period ended December 31, 2024	$106,515.00	12/17/24	$106,499.14	12/16/24	$39,238.43	$39,631.41	01/23/24	$93,730.35	$93,358.58

+The Reference Rate Price shown is as of the last business day during the period.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. The Trust will pay the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. The Sponsor previously waived the entire Sponsor Fee on the first $1 billion of Trust assets for the 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee.

The Sponsor Fee is calculated on a daily basis (accrued at 1/365 of the applicable percentage of the NAV on that day) and paid on a monthly basis. To cover the Sponsor’s Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert bitcoin held by the Trust into U.S. dollars. Because the Trust does not have any income, it will need to sell bitcoin to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities are sales of bitcoin held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to sell bitcoin to pay the Sponsors Fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Prime Execution Agent. The number of bitcoins represented by a Share will decline each time the Trust pays the Sponsor Fee or any Trust expenses not assumed by the Sponsor by transferring or selling bitcoins. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. However, under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of Bitcoin incurred in connection with the fulfillment of a creation or redemption order

The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, and Marketing Agent, the Custodians’ Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. There is no cap on the amount of these Sponsor paid expenses.

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

The Trust has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to Shareholders. The Trust’s only source of liquidity is its sales of bitcoin.

Results of Operations

Selected Financial Highlights for the Twelve-Month period ended December 31, 2024

For the Twelve Months ended December 31, 2024
Net investment loss	$(290,625)
Net realized and unrealized gain on investment in bitcoin	$128,766,609
Net increase in net assets resulting from operations	$128,475,984
Net assets	$360,517,232

Net realized and unrealized gain on investment in bitcoin for the twelve months ended December 31, 2024 was $128,766,609 which includes a net change in unrealized appreciation on investment in bitcoin of $127,561,373. Increase in net realized and unrealized gain on investment in bitcoin for the twelve-month period ended December 31, 2024 was driven by bitcoin price appreciation from $46,411.68 per bitcoin as of January 10, 2024 (the end of day price prior to the commencement of operations) to $93,358.58 per bitcoin as of December 31, 2024. Net increase in net assets resulting from operations was $128,475,984 for the twelve months ended December 31, 2024 which consisted of net investment loss of -$290,625, net realized gains of $1,205,236 and a $127,561,373 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $360,517,232 at December 31, 2024 and total return (based on NAV per Share) for the twelve-month period was 98.08%. For the twelve months ended December 31, 2024, the $360,467,232 net increase in net assets resulted from the aforementioned bitcoin price appreciation, net investment loss, net realized gain and by $231,991,248 of net increase resulting from capital share transactions.

Performance Summary

For the period January 11, 2024 (commencement of trading) to December 31, 2024, the Exchange market value of each Share increased from $49.32 per Share to $98.65 per Share. The Share price low and high for the period ended December 31, 2024 and related change from the Share price on January 11, 2024 was as follows: Shares traded at a low of $41.65 per Share (-15.55%) on January 23, 2024, and a high of $113.42 per Share (+129.97%) on December 17, 2024. The total return for the Trust on a market value basis was +100.02%.

For the period January 11, 2024, through December 31, 2024, bitcoin’s (BTC) spot price rallied 103%, leading to strong gains for the Trust. The rally was initially driven by spot bitcoin ETP demand following their historic launch on January 11, 2024, improving macroeconomic sentiment supporting investor risk appetite, and the anticipation leading up to the April 2024 bitcoin halving event, which has historically provided upside potential for BTC. However, after BTC hit a record high of $73,000 in March 2024, prices trended lower until the end of the third quarter. The third quarter was a positive quarter for BTC as the kickoff of the Federal Reserve interest rate easing cycle and increased chances of a crypto-supportive administration fueled the bullish sentiment around cryptocurrencies. However, more than half of 2024’s gains were posted in the fourth quarter, following the results of the U.S. presidential election. As part of his campaign for re-election, President Trump indicated that he would be a “crypto president”, and he also touted major plans for the digital assets industry that, if implemented, could lead to significant regulatory progress, increased institutional adoption, and formal legitimization of the asset class in traditional finance, all of which would support prices.

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

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through bitcoin trading counterparties, in multiple markets, and its application of ASC 820-10 reflects this fact. The Trust anticipates that, while multiple venues and types of markets will be available to the bitcoin trading counterparties from whom the Sponsor acquires or disposes of the Trust’s bitcoin, the principal market in each scenario is determined by looking at the market-based level of volume and bitcoin trading activity. Bitcoin trading counterparties, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable bitcoin trading venues (Platform Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include, but are not limited to, Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX Digital, OKEx and Poloniex. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 11:59:59 p.m. ET as the principal market price.

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

Market Risk

See section 1A - Risk Factors for a discussion of market risk.

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

Trading and Other Risks

See section 1A - Risk Factors for a discussion of trading and other related risks.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

+ WisdomTree Digital refers to the separate division within WisdomTree and its affiliates commencing in 2021 and includes the separate advisory subsidiary, WisdomTree Digital Management, Inc. commencing in 2022, money services subsidiary, WisdomTree Digital Movement, Inc., commencing in 2023, and limited purpose trust company subsidiary, WisdomTree Digital Trust Company, LLC., commencing in 2024.

The Sponsor has a code of conduct (the “Code of Conduct”) that applies to those personnel of the Sponsor whose regular functions or duties involve making, participating in, or obtaining information regarding the purchase or sale of bitcoin by the Trust, and requires pre-clearance of transactions in bitcoin by such persons in excess of certain de minimis amounts. The Code of Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-K and is available free of charge upon written request sent to the Sponsor at 250 West 34th Street, 3rd Floor, New York, NY 10119.

The Trust has no employees, officers, or directors and is managed by the Sponsor, which is a subsidiary of WisdomTree, Inc. WisdomTree, Inc. has adopted an Insider Trading policy, which applies to all of its employees, its subsidiaries, and itself. The Sponsor believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Trust. The Trust pays the Sponsor a Sponsor Fee of 0.25%. The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable percentage of the NAV on that day) and paid on a monthly basis. The Sponsor previously waived the entire Sponsor Fee on the first $1 billion of Trust assets for the 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee. The Sponsor may, in its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. For the fiscal period ended December 31, 2024, the Trust incurred Sponsor Fees of $290,625 of which $211,415 had been paid at December 31, 2024. Sponsor Fees of $79,210 were unpaid at December 31, 2024 and are reported as a liability on the Statement of Assets and Liabilities.

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

The Seed Investor

WisdomTree, Inc., the parent of the Sponsor, purchased: (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000, resulting in total ownership of 50,000 Shares. On December 16, 2024, 50,000 shares were sold for proceeds $5,637,003. As of December 31, 2024, WisdomTree Inc. did not own any outstanding Shares of the Trust.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Ernst and Young LLP for the year ended December 31, 2024.

	2024	2023
Audit fees	$70,000	$52,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	120,000	—
Total	$190,000	$52,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved the services provided by the Trust’s independent registered public accounting firm described above. Fees of such services are paid for by the Sponsor and the Sponsor pre-approves, including for the year ended December 31, 2024, all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Filed Herewith
4.1	Amended and Restated Trust Agreement, dated as of December 28, 2023	S-1/A	333-254134	3.1	12/29/2023
4.2	Second Amended and Restated Trust Agreement, dated as of January 6, 2024	S-1/A	333-254134	3.1	1/8/2024
4.3	Certificate of Trust	S-1	333-254134	3.2	3/11/2021
4.4	Amended Certificate of Trust	S-1/A	333-254134	3.3	12/18/2023
4.5	Description of Registrant’s Securities					X
10.1	Coinbase Prime Execution Agent Agreement (including Trade Financing Agreement)	S-1/A	333-254134	10.1	12/29/2023
10.2	Coinbase Custodial Services Agreement (included in Exhibit 10.1)	S-1/A	333-254134	10.1	12/29/2023
10.3	Marketing Agent Agreement, dated as of December 29, 2023	S-1/A	333-254134	10.3	12/29/2023
10.4	Custodian Agreement (Cash and Cash Equivalents), dated as of December 21, 2023	S-1/A	333-254134	10.4	12/29/2023
10.5	Trust Administration Agreement (including Accounting), dated as of December 21, 2023	S-1/A	333-254134	10.5	12/29/2023
10.6	Transfer Agency Agreement, dated as of December 21, 2023	S-1/A	333-254134	10.6	12/29/2023
10.7	Form of Authorized Participant Agreement	S-1/A	333-254134	10.7	12/29/2023
14.1	Code of Conduct					X
19.1	Insider Trading Policies and Procedures					X
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Clawback Policy	10-K	333-254134	97.1	3/29/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, in the capacities* indicated, thereunto duly authorized.

Signature	Title	Date

/s/ Jeremy Schwartz Jeremy Schwartz	Chief Executive Officer (Principal Executive Officer)*	March 27, 2025

/s/ David Castano David Castano	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*	March 27, 2025

* The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

WISDOMTREE BITCOIN FUND

Ernst & Young LLP One Manhattan West New York City, NY 10001	Tel: +1 212 773 3000 Fax: +1 212 773 6350 www.ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of WisdomTree Bitcoin Fund

Opinion on the Financial Statement

We have audited the accompanying statement of assets and liabilities of WisdomTree Bitcoin Fund (the “Trust”) as of December 31, 2024 and 2023, and the schedule of investment as of December 31, 2024, the related statement of operations for the year ended December 31, 2024, and the related statements of changes in net assets and cash flows for the period from December 22, 2023 (date of seeding) through December 31, 2023, and for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, the results of its operations for the year ended December 31, 2024, and the changes in its net assets and its cash flows for the period from December 22, 2023 (date of seeding) through December 31, 2023, and for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of the Trust’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the auditor of one or more WisdomTree investment companies since 2006.

New York, New York

March 26, 2025

WisdomTree Bitcoin Fund

Statements of Assets and Liabilities

December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023

ASSETS:
Investment in bitcoin, at cost	$233,035,069	$–
Investment in bitcoin, at fair value (Note 2)	360,596,442	–
Cash	–	50,000
Total Assets	360,596,442	50,000
LIABILITIES:
Sponsor fee payable (Note 3)	79,210	–
Total Liabilities	79,210	–
COMMITMENTS AND CONTINGENCIES (NOTE 4)	–	–
NET ASSETS	$360,517,232	$50,000

Net Assets consist of:
Capital Stock	$232,041,248	$50,000
Total distributable earnings (loss)	128,475,984	–
NET ASSETS	$360,517,232	$50,000
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	3,640,000	1,000
Net Asset Value Per Share	$99.04	$50.00

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedule of Investment

December 31, 2024

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	3,862	$360,596,442
TOTAL INVESTMENT IN BITCOIN
(Cost: $233,035,069)		360,596,442
Liabilities in excess of Other Assets – (0.0)%		(79,210)
NET ASSETS – 100.0%		$360,517,232

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets	Other Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$360,596,442	$–	$–	$360,596,442
Total Investment in bitcoin	$360,596,442	$–	$–	$360,596,442

December 31, 2023*

*	As of December 31, 2023 the WisdomTree Bitcoin Fund did not hold any investments in bitcoin.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statement of Operations†

For the Year Ended December 31, 2024
INVESTMENT INCOME:
Total investment income	$–

EXPENSES:
Sponsor fee (Note 3)	366,373
Total expenses	366,373
Expense waiver (Note 3)	(75,748)
Net Expenses	290,625
Net investment loss	(290,625)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	34,970
Net realized gain from investment in bitcoin sold for redemption of Shares	1,170,266
Net increase in unrealized appreciation on investment in bitcoin	127,561,373
Net realized and unrealized gain on investment in bitcoin	128,766,609
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$128,475,984

†	No comparative Statement of Operations is shown as of December of the prior year since the WisdomTree Bitcoin Fund commenced investment operations on January 11, 2024.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets

	For the Year Ended December 31, 2024	For the Fiscal Period December 22, 2023 through December 31, 2023

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(290,625)	$–
Net realized gain on investment in bitcoin sold to pay Sponsor fee	34,970	–
Net realized gain on investment in bitcoin sold for net redemption of Shares	1,170,266	–
Net increase in unrealized appreciation on investment in bitcoin	127,561,373	–
Total increase in net assets resulting from operations	128,475,984	–

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	245,565,074	50,000
Cost of shares redeemed	(13,573,826)	–
Net increase in net assets resulting from capital share transactions	231,991,248	–
Net Increase in Net Assets	360,467,232	50,000

NET ASSETS:
Beginning of period	$50,000	$–
End of period	$360,517,232	$50,000

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	1,000	–
Shares created	3,849,000	1,000
Shares redeemed	(210,000)	–
Shares outstanding, end of period	3,640,000	1,000

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Cash Flows

	For the Year Ended December 31, 2024	For the Fiscal Period December 22, 2023 through December 31, 2023
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$128,475,984	$–
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(241,768,512)	–
Proceeds from bitcoin sold for net redemption of Shares	9,727,264	–
Proceeds from bitcoin sold to pay Sponsor fee	211,415	–
Net realized gain on investment in bitcoin	(1,205,236)	–
Net change in unrealized appreciation from investment in bitcoin	(127,561,373)	–
Changes in assets and liabilities:
Increase in Sponsor fee payable, net	79,210	–
Net cash used for operating activities	(232,041,248)	–
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	245,565,074	50,000
Cost of shares redeemed	(13,573,826)	–
Net cash provided by financing activities	231,991,248	50,000
Net increase (decrease) in cash	(50,000)	50,000
Cash at beginning of period	50,000	–
Cash at end of period	$–	$50,000

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Financial Statements

December 31, 2024

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

Prior to December 31, 2023, the Trust had no operations other than matters relating to its organization and registration under Securities Act of 1933, as amended (the “1933 Act”). WisdomTree, Inc., the parent of the Sponsor, purchased (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000. On December 16, 2024, WisdomTree, Inc. sold 50,000 shares of the Trust for proceeds $5,637,003. As of December 31, 2024, WisdomTree Inc. did not own any outstanding Shares of the Trust. On January 10, 2024, the Trust’s registration statement relating to the continuous public offering of its Shares was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Trust commenced trading on the Exchange on January 11, 2024.

On November 25, 2024, the Trust transitioned its administration, accounting, transfer agency, and cash custody service provider relationship from State Street Bank and Trust Company to The Bank of New York Mellon ("BNY"). BNY serves as cash custodian, administrator, fund accountant, and transfer agent for the Trust (the “Trust Administrator” or the “Cash Custodian”).

In the ordinary course of operation, the Trust will sell or redeem its Shares, in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). For a subscription of Shares, the subscription shall be in the amount of cash needed to purchase the amount of bitcoin represented by the Basket being created, in each case as calculated by the Trust Administrator. For a redemption of Shares, the Sponsor shall arrange for the bitcoin represented by the Basket to be sold and the cash proceeds distributed. Financial firms that are authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”) will deliver cash to the Trust’s account with the Cash Custodian in exchange for Shares when they purchase Shares and will receive cash (from the Cash Custodian), when they redeem Shares with the Trust. Shares initially comprising the same Basket but sold by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction.

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

Cash & Cash Equivalents – Cash, if any, includes non-interest bearing, non-restricted cash maintained with the Cash Custodian.

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

For the year ended December 31, 2024, there were no transfers into or out of Level 3 of the fair value hierarchy.

Income Taxes – The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders. The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, the 2023 and 2024 tax years remain open for examination. There were no examinations in progress at period end.

3.	EXPENSES, ORGANIZATION AND OFFERING COSTS

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor fee is 0.25% per annum of the Trust’s average daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”), the Cash Custodian’s Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

For the period that commenced on January 11, 2024 through July 11, 2024, the Sponsor waived the Sponsor Fee for the first $1.0 billion of the Trust’s assets. After the close of business on July 11, 2024, the waiver expired and was not renewed. For the year ended December 31, 2024, the Sponsor waived $75,748 of its fee.

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

As of December 31, 2023, WisdomTree, Inc. owned 1,000 shares or 100% of the outstanding Shares of the Trust. As of December 31, 2024, WisdomTree, Inc. did not hold any shares of the Trust.

6.	INDEMNIFICATION

The Trust Agreement provides that the Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) will be indemnified by the Trust and held harmless against any loss, liability or expense incurred under the Trust Agreement without fraud, bad faith or willful misconduct on the part of such Sponsor Indemnified Party arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement. The Trust’s maximum exposure under these arrangements is unknown; however, the Trust expects any risk of loss to be remote.

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

The total deposit of cash required to create each Basket includes the cash equivalent of an amount of bitcoin that is in the same proportion to the total net assets of the Trust. In order to calculate the amount of cash necessary for a creation Basket, the Trust administrator multiplies the NAV per share by the number of Shares in a creation Basket (5,000). Each night, the Sponsor or Trust administrator publish the amount of cash that will be required in exchange for each creation Basket the next business day. To the extent there is a difference between the price actually paid by the Trust to acquire a Creation Basket worth of bitcoin in the creation process compared to the cash value of the Creation Basket (i.e., if there is a difference between the amount paid by the Execution Agent on behalf of the Trust to purchase the requisite amount of bitcoin and the valuation of bitcoin as part of the Trust’s NAV calculation), that difference will also be charged to the creating Authorized Participant in the form of a variable fee.

For a redemption of Baskets, the Authorized Participant will be required to submit a redemption order by an early order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. On the date of the Redemption Early Order Cutoff Time, the Trust may choose, in its sole discretion, to enter into a transaction with a bitcoin trading counterparty or the Prime Execution Agent, to sell bitcoin in exchange for cash. Also on the date of the Redemption Order Early Cutoff, the Trust instructs the Bitcoin Custodian to prepare to move the associated bitcoin from the Trust’s Vault Balance with the Bitcoin Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, a bitcoin trading counterparty or the Prime Execution Agent, as applicable, delivers the cash to the Trust associated with the Trust’s sale of bitcoin, the Trustee delivers bitcoin to the bitcoin trading counterparty’s account at the Prime Execution Agent or directly to the Prime Execution Agent, as applicable, and the Trust delivers cash to the Authorized Participant. In the event the Trust has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date, the Authorized Participant will be given the option to (1) cancel the redemption order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date. With respect to a redemption order, between the Trust and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized is selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

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

Creation and redemption transactions of Shares of the Trust are shown in the Statements of Changes in Net Assets.

10.	SEGMENT REPORTING

The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”).  The Trust operates in one segment.  The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The accounting policies are the same as those described in Note 2 - summary of significant accounting policies.  The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust.  The financial information the CODM leverages to assess the segment's performance and to make decisions for the Trust's single segment, is consistent with that presented within the Trust's financial statements.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

12.	FINANCIAL HIGHLIGHTS[1]

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

For the Year Ended December 31, 2024
Net asset value, beginning of period	$50.00
Investment operations:
Net investment loss	(0.15)
Net realized and unrealized gain	49.19
Total from investment operations	49.04
Net asset value, end of period	$99.04
TOTAL RETURN[2]	98.08%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$360,517
Ratios to average net assets of:
Expenses, net of expense waivers[3]	0.20%
Expenses, prior to expense waivers[3]	0.25%
Net investment loss[3]	(0.20)%

[1]	No comparative Financial Highlights information is shown as of December of the prior year since the WisdomTree Bitcoin Fund commenced investment operations on January 11, 2024.

[2]	Total return calculated for a period of less than one year is not annualized. For the period in which the Sponsor waived its fee, the total return would have been lower if such fee had not been waived (Note 3).

[3]	Annualized.

13.	Quarterly Statement of Operations

	For the period January 11, 2024* through	Three months ended			For the period January 11, 2024* through
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Total investment income	$-	$-	$-	$-	$-

EXPENSES:
Sponsor fee	$20,085	$49,963	$99,556	$196,769	$366,373
Total expenses	20,085	49,963	99,556	196,769	366,373
Expense waiver (Note 3)	(20,085)	(49,963)	(5,700)	-	(75,748)
Net expenses	-	-	93,856	196,769	290,625
Net investment loss	-	-	(93,856)	(196,769)	(290,625)

NET REALIZED AND UNREALIZED GAIN ON INVESTMENT:
Net realized gain on investment in bitcoin sold to pay Sponsor fee	-	-	348	34,622	34,970
Net realized gain on investment in bitcoin sold for net redemption of Shares	1,001,850	168,416	-	-	1,170,266
Net increase in unrealized appreciation on investment in bitcoin	17,462,047	(10,216,376)	10,112,831	110,202,871	127,561,373
Net realized and unrealized gain (loss) on investment in bitcoin	18,463,897	(10,047,960)	10,113,179	110,237,493	128,766,609
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,463,897	$(10,047,960)	$10,019,323	$110,040,724	$128,475,984

*	Commencement of operations date January 11, 2024. The commencement of operations date is considered to be the date the WisdomTree Bitcoin Fund began trading in the secondary market.

14.	SUBSEQUENT EVENTS

The Sponsor has evaluated all subsequent transactions and events through the date on which these financial statements were issued and has determined that no additional items require disclosure in these financial statements.

