Form 10-Q
period 2025-03-31
WisdomTree Bitcoin Fund
filed 2025-05-15
CIK 1850391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of outstanding Shares as of March 31, 2025: 1,735,000

WISDOMTREE BITCOIN FUND

QUARTER ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in other SEC filings by the Trust, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this quarterly report refer to the Trust.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund
Statements of Assets and Liabilities
March 31, 2025 and December 31, 2024

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS:
Investment in bitcoin, at cost	$116,026,692	$233,035,069
Investment in bitcoin, at fair value (Note 2)	152,621,409	360,596,442
Cash	32,531,795	—
Total Assets	185,153,204	360,596,442
LIABILITIES:
Capital shares payable	32,531,734	—
Sponsor fee payable (Note 3)	45,913	79,210
Total Liabilities	32,577,647	79,210
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
NET ASSETS	$152,575,557	$360,517,232

Net Assets consist of:
Capital Stock	$64,426,991	$232,041,248
Total earnings (loss)	88,148,566	128,475,984
NET ASSETS	$152,575,557	$360,517,232
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	1,735,000	3,640,000
Net Asset Value Per Share	$87.94	$99.04

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

March 31, 2025

(Unaudited)

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	1,840	$152,621,409
TOTAL INVESTMENT IN BITCOIN
(Cost: $116,026,692)		152,621,409
Liabilities in excess of Other Assets – (0.0)%		(45,852)
NET ASSETS – 100.0%		$152,575,557

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$152,621,409	$—	$—	$152,621,409
Total Investment in bitcoin	$152,621,409	$—	$—	$152,621,409

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

December 31, 2024

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	3,862	$360,596,442
TOTAL INVESTMENT IN BITCOIN
(Cost: $233,035,069)		360,596,442
Liabilities in excess of Other Assets – (0.0)%		(79,210)
NET ASSETS – 100.0%		$360,517,232

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$360,596,442	$—	$—	$360,596,442
Total Investment in bitcoin	$360,596,442	$—	$—	$360,596,442

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Operations

	For the Three Months Ended March 31, 2025 (Unaudited)	For the Period January 11, 2024* through March 31, 2024 (Unaudited)
INVESTMENT INCOME:
Total investment income	$—	$—

EXPENSES:
Sponsor Fee (Note 3)	204,357	20,085
Total expenses	204,357	20,085
Expense waiver (Note 3)	—	(20,085)
Net expenses	204,357	—
Net investment loss	(204,357)	—

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	82,185	—
Net realized gain from investment in bitcoin sold for redemption of Shares	50,761,410	1,001,850
Net increase (decrease) in unrealized appreciation (depreciation) on investment in bitcoin	(90,966,656)	17,462,047
Net realized and unrealized gain (loss) on investment in bitcoin	(40,123,061)	18,463,897
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(40,327,418)	$18,463,897
*	Commencement of operations date January 11, 2024. The commencement of operations date is considered to be the date WisdomTree Bitcoin Fund began trading in the secondary market.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets

	For the Three Months Ended March 31, 2025 (Unaudited)	For the Three Months Ended March 31, 2024 (Unaudited)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(204,357)	$—
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	82,185	—
Net realized gain on investment in bitcoin sold for net redemption of Shares	50,761,410	1,001,850
Net increase (decrease) in unrealized appreciation on investment in bitcoin	(90,966,656)	17,462,047
Total increase (decrease) in net assets resulting from operations	(40,327,418)	18,463,897

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	28,912,276	69,901,679
Cost of shares redeemed	(196,526,533)	(7,431,417)
Net increase (decrease) in net assets resulting from capital share transactions	(167,614,257)	62,470,262
Net Increase (Decrease) in Net Assets	(207,941,675)	80,934,159

NET ASSETS:
Beginning of period	$360,517,232	$50,000
End of period	$152,575,557	$80,984,159

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	3,640,000	1,000
Shares created	275,000	1,189,000
Shares redeemed	(2,180,000)	(110,000)
Shares outstanding, end of period	1,735,000	1,080,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Cash Flows

	For the Three Months Ended March 31, 2025 (Unaudited)	For the Three Months Ended March 31, 2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(40,327,418)	$18,463,897
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(28,912,745)	(66,105,117)
Proceeds from sales of bitcoin sold to pay Sponsor Fee	237,654	—
Proceeds from sales of bitcoin sold for net redemption of Shares	196,527,063	3,588,227
Net realized (gain) loss on investment in bitcoin	(50,843,595)	(1,001,850)
Net change in unrealized (appreciation) depreciation from investment in bitcoin	90,966,656	(17,462,047)
Changes in assets and liabilities:
Increase (decrease) in Sponsor fee payable, net	(33,297)	—
Net cash provided by (used for) operating activities	167,614,318	(62,516,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	28,912,276	69,901,679
Cost of shares redeemed	(163,994,799)	(7,431,417)
Net cash provided by (used for) financing activities	(135,082,523)	62,470,262
Net increase (decrease) in cash	32,531,795	(46,628)
Cash at beginning of period	—	50,000
Cash at end of period	$32,531,795	$3,372

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements
March 31, 2025

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

Prior to December 31, 2023, the Trust had no operations other than matters relating to its organization and registration under Securities Act of 1933, as amended (the “1933 Act”). WisdomTree, Inc., the parent of the Sponsor, purchased (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000. On December 16, 2024, WisdomTree, Inc. sold 50,000 shares of the Trust for proceeds $5,637,003 and did not own any shares of the Trust as of that date. On January 10, 2024, the Trust’s registration statement relating to the continuous public offering of its Shares was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Trust commenced trading on the Exchange on January 11, 2024.

The Bank of New York Mellon (“BNY”) serves as cash custodian, administrator, fund accountant, and transfer agent for the Trust (the “Trust Administrator” or the “Cash Custodian”).

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

Investment Valuation – The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59 p.m. Eastern Standard Time on the financial statement measurement date.

ASC 820 has established a three-tier hierarchy of inputs to be used when determining fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk - for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below:

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

For the three months ended March 31, 2025 and the fiscal year ended December 31, 2024, there were no transfers into or out of Level 3 of the fair value hierarchy, respectively.

Income Taxes – The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders. The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, the 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

3.	EXPENSES, ORGANIZATION AND OFFERING COSTS

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor fee is 0.25% per annum of the Trust’s average daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”), the Cash Custodian’s Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses. For the three months ended March 31, 2025 and the period from January 11, 2024 (commencement of operations) through March 31, 2024, the Trust accrued a Sponsor Fee of $204,357 and $20,085, respectively.

For the period that commenced on January 11, 2024 through July 11, 2024, the Sponsor waived the Sponsor Fee for the first $1.0 billion of the Trust’s assets. After the close of business on July 11, 2024, the waiver expired and was not renewed. For the three months ended March 31, 2024, the Sponsor Fee amount waived totaled $20,085.

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

6.	CONCENTRATION RISK

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

7.	DIGITAL ASSET RISK

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

NAV per Share for purposes of facilitating creations and redemptions of the Trust is computed each business day using the CME CF Bitcoin Reference Rate - New York Variant (the “Reference Rate”) as of 4:00 p.m. Eastern Time to value the Trust’s investment in bitcoin. The methodology of the Reference Rate used to value bitcoin for purposes of calculating NAV per Share may not be deemed consistent with GAAP and may be different from the value of bitcoin used in the Trust’s GAAP financial statements.

Creation and redemption transactions of Shares of the Trust are shown in the Statements of Changes in Net Assets.

9.	SEGMENT REPORTING

The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The accounting policies are the same as those described in Note 2 - summary of significant accounting policies. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust's single segment, is consistent with that presented within the Trust's financial statements.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. Entities following ASC Topic 946, Financial Services-Investment Companies should continue to present amounts related to crypto assets in their financial statements in accordance with that industry-specific guidance. ASU 2023-08 does not impact the Trust’s financial statements as the Trust presents its bitcoin investment in its financial statements in accordance with ASC Topic 946.

11.	FINANCIAL HIGHLIGHTS

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2025 and March 31, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Three Months Ended March 31, 2025 (unaudited)	For the Three Months Ended March 31, 2024 (unaudited)
Net asset value, beginning of period	$99.04	$50.00
Investment operations:
Net investment loss	(0.06)	—
Net realized and unrealized gain (loss)	(11.04)	24.99
Total from investment operations	(11.10)	24.99
Net asset value, end of period	$87.94	$74.99
TOTAL RETURN[1]	(11.21)%	49.98%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$152,576	$80,984
Ratios to average net assets of:
Expenses, net of expense waivers[2]	0.25%	0.00%
Expenses, prior to expense waivers[2]	0.25%	0.25%
Net investment loss[2]	(0.25)%	0.00%

1	Total return calculated for a period of less than one year is not annualized. For the period in which the Sponsor waived its fee, the total return would have been lower if such fee had not been waived (Note 3).

2	Annualized.

12.	SUBSEQUENT EVENTS

The Sponsor has evaluated all subsequent transactions and events through the date on which these financial statements were issued and has determined that no additional items require disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, “Cautionary Note Regarding Forward-Looking Statements,” and the risks described in the in Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of Mach 31, 2025 and its results of operations for the three months ended March 31, 2025 and the period January 10, 2024 to March 31, 2024. It should be read in conjunction with the audited financial statements and related notes thereto contained in this Quarterly Report.

Critical Accounting Policies and Estimates

Fair Value Determination

The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset for liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59 p.m. Eastern Standard Time on the financial statement measurement date. The Sponsor will perform other procedures (consistent with GAAP) to value an investment in bitcoin when a market quote is not available.

Results of Operations

Selected Financial Highlights for the Three months ended March 31, 2025 and the period January 10, 2024 to March 31, 2024

	For the Three Months ended March 31, 2025 (Unaudited)	For the period January 11, 2024* to March 31, 2024 (Unaudited)
Net investment loss	$(204,357)	$—
Net realized and unrealized gain (loss) on investment in bitcoin	$(40,123,061)	$18,463,897
Net increase (decrease) in net assets resulting from operations	$(40,327,418)	$18,463,897
Net assets	$152,575,557	$80,984,159

*	Commencement of operations.

Net realized and unrealized loss on investment in bitcoin for the three months ended March 31, 2025 was $(40,123,061) which includes a net decrease in unrealized appreciation on investment in bitcoin of $(90,966,656). Net realized and unrealized loss on investment in bitcoin for the three-month period ended March 31, 2025 was driven by bitcoin price depreciation from $93,358.58 per bitcoin as of December 31, 2024 to $82,944.98 per bitcoin as of March 31, 2025. Net realized and unrealized gain on investment in bitcoin for the period January 11, 2024 (commencement of operations) to March 31, 2024 was driven by bitcoin price appreciation from $46,411.68 per bitcoin as of January 10, 2024 (the end of day price prior to the commencement of operations) to $70,596.99 per bitcoin as of March 31, 2024.

Net decrease in net assets resulting from operations was $(40,327,418) for the three months ended March 31, 2025, which consisted of net investment loss of $(204,357), net realized gain of $50,843,595 and $(90,966,656) in net decrease in unrealized appreciation on investment in bitcoin. Net increase in net assets resulting from operations was $18,463,897 for the period January 11, 2024 (commencement of operations) to March 31, 2024, which consisted of net realized gain of $1,001,850 and increase in net unrealized appreciation on investment in bitcoin of $17,462,047. Net assets decreased to $152,575,557 at March 31, 2025 and total return (based on NAV per Share) for the three months ended March 31, 2025 was (11.21)%. For the three months ended March 31, 2025, the $(207,941,675) net decrease in net assets resulted from the aforementioned net decrease in net assets resulting from operations and by $(167,614,257) net decrease resulting from capital share transactions. For the period January 11, 2024 (commencement of operations) to March 31, 2024, the $80,934,159 net increase in net assets resulted from the aforementioned net increase in net assets resulting from operations and by $62,470,262 of net increase resulting from capital share transactions.

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

As of March 31, 2025, the Trust had a net closing balance of 1,840.032 bitcoins with a value of $152,690,913 based on the Reference Rate Price of $82,982.75, which is calculated pursuant to non-GAAP methodology. For the three-month period ended March 31, 2025, the Trust determined that Coinbase was its principal market. As of March 31, 2025, the total market value of the Trust’s bitcoin was $152,621,409, based on the price of bitcoin in the principal market of $82,944.98.

The following chart illustrates the movement in the Market Price per Share and the Trust’s NAV per Share for the three months ended March 31, 2025.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the three months ended March 31, 2025.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price‡	Principal Market Price
For the three-month period ended March 31, 2025	$106,604.90	$105,570.28	1/21/25	$78,511.42	$79,489.20	3/10/25	$82,982.75	$82,944.98

‡	The Reference Rate Price shown is as of the last business day during the period.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of March 31, 2025 the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A summary of the principal factors that make an investment in the Shares speculative or risky are contained in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2024 filed on March 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust redeemed 2,180,000 Shares (436 Baskets) during the quarter ended March 31, 2025 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average price of Bitcoin Per Share
January 1, 2025 – January 31, 2025	None	N/A
February 1, 2025 – February 28, 2025	1,120,000	$91.15
March 1, 2025 – March 31, 2025	1,060,000	$89.09
Total	2,180,000	$90.15

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

WisdomTree Bitcoin Fund

Dated: May 15, 2025	By:	/s/ Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: May 15, 2025	By:	/s/ David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

