Form 10-Q
period 2025-06-30
WisdomTree Bitcoin Fund
filed 2025-08-13
CIK 1850391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of outstanding Shares as of June 30, 2025: 1,460,000

WISDOMTREE BITCOIN FUND

QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund
Statements of Assets and Liabilities
June 30, 2025 and December 31, 2024

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS:
Investment in bitcoin, at cost	$97,569,361	$233,035,069
Investment in bitcoin, at fair value (Note 2)	165,906,168	360,596,442
Total Assets	165,906,168	360,596,442
LIABILITIES:
Sponsor Fee payable (Note 3)	33,561	79,210
Total Liabilities	33,561	79,210
COMMITMENTS AND CONTINGENCIES (Note 4)	–	–
NET ASSETS	$165,872,607	$360,517,232

Net Assets consist of:
Capital Stock	$40,565,409	$232,041,248
Total earnings (loss)	125,307,198	128,475,984
NET ASSETS	$165,872,607	$360,517,232
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	1,460,000	3,640,000
Net Asset Value Per Share	$113.61	$99.04

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

June 30, 2025

(Unaudited)

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	1,547	$165,906,168
TOTAL INVESTMENT IN BITCOIN
(Cost: $97,569,361)		165,906,168
Liabilities in excess of Other Assets – (0.0)%		(33,561)
NET ASSETS – 100.0%		$165,872,607

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$165,906,168	$—	$—	$165,906,168
Total Investment in bitcoin	$165,906,168	$—	$—	$165,906,168

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

December 31, 2024

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	3,862	$360,596,442
TOTAL INVESTMENT IN BITCOIN
(Cost: $233,035,069)		360,596,442
Liabilities in excess of Other Assets – (0.0)%		(79,210)
NET ASSETS – 100.0%		$360,517,232

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$360,596,442	$—	$—	$360,596,442
Total Investment in bitcoin	$360,596,442	$—	$—	$360,596,442

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Operations

	For the Three Months ended June 30, 2025 (Unaudited)	For the Three Months ended June 30, 2024 (Unaudited)	For the Six Months ended June 30, 2025 (Unaudited)	For the Period January 11, 2024* through June 30, 2024 (Unaudited)
INVESTMENT INCOME:
Total investment income	$–	$–	$–	$–

EXPENSES:
Sponsor Fee (Note 3)	95,918	49,963	300,275	70,048
Total expenses	95,918	49,963	300,275	70,048
Expense waiver (Note 3)	–	(49,963)	–	(70,048)
Net expenses	95,918	–	300,275	–
Net investment loss	(95,918)	–	(300,275)	–

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	35,251	–	117,436	–
Net realized gain from investment in bitcoin sold for net redemption of Shares	5,477,209	168,416	56,238,619	1,170,266
Net increase (decrease) in unrealized appreciation (depreciation) on investment in bitcoin	31,742,090	(10,216,376)	(59,224,566)	7,245,671
Net realized and unrealized gain (loss) on investment in bitcoin	37,254,550	(10,047,960)	(2,868,511)	8,415,937
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$37,158,632	$(10,047,960)	$(3,168,786)	$8,415,937

*	Commencement of operations date January 11, 2024. The commencement of operations date is considered to be the date WisdomTree Bitcoin Fund began trading in the secondary market.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets

	For the Three Months ended June 30, 2025 (Unaudited)	For the Three Months ended June 30, 2024 (Unaudited)	For the Six Months ended June 30, 2025 (Unaudited)	For the Six Months Ended June 30, 2024 (Unaudited)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(95,918)	$–	$(300,275)	$–
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	35,251	–	117,436	–
Net realized gain from investment in bitcoin sold for net redemption of Shares	5,477,209	168,416	56,238,619	1,170,266
Net increase (decrease) in unrealized appreciation on investment in bitcoin	31,742,090	(10,216,376)	(59,224,566)	7,245,671
Total increase (decrease) in net assets resulting from operations	37,158,632	(10,047,960)	(3,168,786)	8,415,937

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	–	16,982,704	28,912,276	86,884,383
Cost of shares redeemed	(23,861,582)	(6,142,409)	(220,388,115)	(13,573,826)
Net increase (decrease) in net assets resulting from capital share transactions	(23,861,582)	10,840,295	(191,475,839)	73,310,557
Net Increase (Decrease) in Net Assets	13,297,050	792,335	(194,644,625)	81,726,494

NET ASSETS:
Beginning of period	$152,575,557	$80,984,159	$360,517,232	$50,000
End of period	$165,872,607	$81,776,494	$165,872,607	$81,776,494

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	1,735,000	1,080,000	3,640,000	1,000
Shares created	–	235,000	275,000	1,424,000
Shares redeemed	(275,000)	(100,000)	(2,455,000)	(210,000)
Shares outstanding, end of period	1,460,000	1,215,000	1,460,000	1,215,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Cash Flows

	For the Six Months ended June 30, 2025 (Unaudited)	For the Six Months Ended June 30, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,168,786)	$8,415,937
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATIONS ACTIVITIES:
Purchases of bitcoin	(28,912,745)	(83,087,820)
Proceeds from sales of bitcoin sold to pay Sponsor Fee	345,920	–
Proceeds from sales of bitcoin sold for net redemption of Shares	220,388,588	9,727,263
Net realized gain on investment in bitcoin	(56,356,055)	(1,170,266)
Net change in unrealized (appreciation) depreciation from investment in bitcoin	59,224,566	(7,245,671)
Changes in assets and liabilities:
Decrease in Sponsor Fee payable, net	(45,649)	–
Net cash provided by (used for) operating activities	191,475,839	(73,360,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	28,912,276	86,884,383
Cost of shares redeemed	(220,388,115)	(13,573,826)
Net cash provided by (used for) financing activities	(191,475,839)	73,310,557
Net increase (decrease) in cash	–	(50,000)
Cash at beginning of period	–	50,000
Cash at end of period	$–	$–

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements
June 30, 2025

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

Investment Valuation – The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59 p.m. Eastern Standard Time on the financial statement measurement date.

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

For the six months ended June 30, 2025 and the fiscal year ended December 31, 2024, there were no transfers into or out of Level 3 of the fair value hierarchy, respectively.

Income Taxes – The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders. The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and does not believe that there are any uncertain tax positions that require recognition of a tax liability. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, the 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

3.	EXPENSES, ORGANIZATION AND OFFERING COSTS

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor Fee is 0.25% per annum of the Trust’s average daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”), the Cash Custodian’s Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses. For the six months ended June 30, 2025 and the period from January 11, 2024 (commencement of operations) through June 30, 2024, the Trust accrued a Sponsor Fee of $300,275 and $70,048, respectively.

For the period that commenced on January 11, 2024 through July 11, 2024, the Sponsor waived the Sponsor Fee for the first $1.0 billion of the Trust’s assets. After the close of business on July 11, 2024, the waiver expired and was not renewed. For the six months ended June 30, 2024, the Sponsor Fee amount waived totaled $70,048.

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

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three- and six-month periods ended June 30, 2025 and June 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Three Months Ended June 30, 2025 (Unaudited)	For the Three Months Ended June 30, 2024 (Unaudited)	For the Six Months Ended June 30, 2025 (Unaudited)	For the Six Months Ended June 30, 2024 (Unaudited)
Net asset value, beginning of period	$87.94	$74.99	$99.04	$50.00
Investment operations:
Net investment loss	(0.07)	-	(0.13)	-
Net realized and unrealized gain (loss)	25.74	(7.68)	14.70	17.31
Total from investment operations	25.67	(7.68)	14.57	17.31
Net asset value, end of period	$113.61	$67.31	$113.61	67.31
TOTAL RETURN[1]	29.19%	(10.24)%	14.71%	34.62%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$165,873	$81,776	$165,873	81,776
Ratios to average net assets of:
Expenses, net of expense waivers[2]	0.25%	0.00%	0.25%	0.00%
Expenses, prior to expense waivers[2]	0.25%	0.25%	0.25%	0.25%
Net investment loss[2]	(0.25)%	0.00%	(0.25)%	0.00%

1	Total return calculated for a period of less than one year is not annualized. For the period in which the Sponsor waived its fee, the total return would have been lower if such fee had not been waived (Note 3).

2	Annualized.

12.	SUBSEQUENT EVENTS

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025, the three months ended June 30, 2024, and the period January 11, 2024 (commencement of operations) to June 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report.

Critical Accounting Policies and Estimates

Fair Value Determination

The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset for liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59 p.m. Eastern Standard Time on the financial statement measurement date. The Sponsor will perform other procedures (consistent with GAAP) to value an investment in bitcoin when a market quote is not available.

Results of Operations

Selected Financial Highlights for the three and six months ended June 30, 2025, three months ended June 30, 2024, and the period January 11, 2024 (commencement of operations) to June 30, 2024

	For the Three Months Ended June 30, 2025 (Unaudited)	For the Three Months Ended June 30, 2024 (Unaudited)	For the Six Months Ended June 30, 2025 (Unaudited)	For the Period January 11, 2024* through June 30, 2024 (Unaudited)
Net investment loss	$(95,918)	$—	$(300,275)	$—
Net realized and unrealized gain (loss) on investment in bitcoin	$37,254,550	$(10,047,960)	$(2,868,511)	$8,415,937
Net increase (decrease) in net assets resulting from operations	$37,158,632	$(10,047,960)	$(3,168,786)	$8,415,937
Net assets	$165,872,607	$81,776,494	$165,872,607	$81,776,494

*	Commencement of operations.

Net realized and unrealized gain on investment in bitcoin for the three months ended June 30, 2025 was $37,254,550 which includes a realized gain of $35,251 on the transfer of bitcoin to pay the Sponsor’s Fee, a realized gain of $5,477,209 on the sale of bitcoin to meet redemptions and a net change in unrealized appreciation on investment in bitcoin of $31,742,090. Net realized and unrealized gain on investment in bitcoin for the three-month period ending June 30, 2025 was driven by bitcoin price appreciation from $82,944.98 per bitcoin as of March 31, 2025 to $107,221.44 per bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $37,158,632 for the three months ended June 30, 2025, which consisted of net investment loss of $(95,918), net realized gain of $5,512,460 and $31,742,090 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $165,872,607 at June 30, 2025 and total return (based on NAV per Share) for the three months ended June 30, 2025 was 29.19%. For the three months ended June 30, 2025, the $13,297,050 net increase in net assets resulted from the aforementioned net increase in net assets resulting from operations offset by a $(23,861,582) net decrease resulting from capital share transactions.

Net realized and unrealized loss on investment in bitcoin for the three months ended June 30, 2024 was $(10,047,960) which includes a realized gain of $168,416 on the sale of bitcoin to meet redemptions and a net change in unrealized appreciation on investment in bitcoin of $(10,216,370). Net realized and unrealized loss on investment in bitcoin for the three-month period ending June 30, 2024 was driven by bitcoin price depreciation from $70,596.99 per bitcoin as of March 31, 2024 to $63,369.30 per bitcoin as of June 30, 2024. Net decrease in net assets resulting from operations was $(10,047,960) for the three months ended June 30, 2024, which consisted of net realized gain of $168,416 and $(10,216,376) net decrease in unrealized appreciation on investment in bitcoin. Net assets increased to $81,776,494 at June 30, 2024 and total return (based on NAV per Share) for the three months ended June 30, 2024 was -10.24%. For the three months ended June 30, 2024, the $792,335 net increase in net assets resulted from the aforementioned net decrease in net assets resulting from operations offset by a $10,840,295 net increase resulting from capital share transactions.

Net realized and unrealized loss on investment in bitcoin for the six months ended June 30, 2025 was $(2,868,511) which includes a realized gain of $117,436 on the transfer of bitcoin to pay the Sponsor’s Fee, a realized gain of $56,238,619 on the sale of bitcoin to meet redemptions and a net change in unrealized appreciation on investment in bitcoin of $(59,224,566). Net realized and unrealized loss on investment in bitcoin for the six months ended June 30, 2025 was driven by bitcoin price appreciation from $93,358.58 per bitcoin as of December 31, 2024 to $107,221.44 per bitcoin as of June 30, 2025. Net decrease in net assets resulting from operations was $(3,168,786) for the six-month period ended June 30, 2025, which consisted of net investment loss of $(300,275), net realized gain of $56,356,055 and $(59,224,566) net decrease in unrealized appreciation on investment in bitcoin. Net assets decreased to $165,872,607 at June 30, 2025 and total return (based on NAV per Share) for the six-month period ended June 30, 2025 was 14.71%. For the six months ended June 30, 2025, the $(194,644,625) net decrease in net assets resulted from the aforementioned net decrease in net assets resulting from operations and by a $(191,475,839) net decrease resulting from capital share transactions.

Net realized and unrealized gain on investment in bitcoin for the six-month period ended June 30, 2024 was $8,415,937 which includes realized gain of $1,170,266 on the sale of bitcoin to meet redemptions and a net change in unrealized appreciation on investment in bitcoin of $7,245,671. Net realized and unrealized gain on investment in bitcoin for the six-month period ending June 30, 2025 was driven by bitcoin price appreciation from $46,411.68 per bitcoin as of January 10, 2024 (the end of day price prior to the commencement of operations) to $63,369.30 per bitcoin as of June 30, 2024. Net increase in net assets resulting from operations was $8,415,937 for the six-month period ended June 30, 2024, which consisted of net realized gain of $1,170,266 and $7,245,671 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $81,776,494 at June 30, 2024 and total return (based on NAV per Share) for the six-month period ended June 30, 2024 was 34.62%. For the six-month period ended June 30, 2024, the $81,726,494 net increase in net assets resulted from the aforementioned net increase in net assets resulting from operations and by a $73,310,557 net increase resulting from capital share transactions.

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

As of June 30, 2025, the Trust had a net closing balance of 1,547.3227 bitcoins with a value of $166,317,849 based on the Reference Rate Price of $107,487.50, which is calculated pursuant to non-GAAP methodology. For the three-month period ended June 30, 2025, the Trust determined that Coinbase was its principal market. As of June 30, 2025, the total market value of the Trust’s bitcoin was $165,906,168, based on the price of bitcoin in the principal market of $107,221.44.

The following chart(s) illustrates the movement in the Market Price per Share and the Trust’s NAV per Share for the three and six months ended June 30, 2025.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the three and six months ended June 30, 2025.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price‡	Principal Market Price
For the three-month period ended June 30, 2025	$111,570.10	$111,802.11	Reference Rate: 5/22/25 Principal Market: 5/21/25	$76,737.42	$75,012.31	4/8/25	$107,487.50	$107,221.44
For the six-month period ended June 30, 2025	$111,570.10	$111,802.11	Reference Rate: 5/22/25 Principal Market: 5/21/25	$76,737.31	$75,012.31	4/8/25	$107,487.50	$107,221.44

‡	The Reference Rate Price shown is as of the last business day during the period.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of June 30, 2025 the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust redeemed 275,000 Shares (55 Baskets) during the quarter ended June 30, 2025 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average price of Bitcoin Per Share
April 1, 2025 – April 30, 2025	275,000	$86.77
May 1, 2025 – May 31, 2025	NONE	N/A
June 1, 2025 – June 30, 2025	NONE	N/A
Total	275,000	$86.77

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

WisdomTree Bitcoin Fund

Dated: August 13, 2025	By:	/s/ Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: August 13, 2025	By:	/s/ David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

