Form 10-Q
period 2025-09-30
WisdomTree Bitcoin Fund
filed 2025-11-12
CIK 1850391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Shares as of September 30, 2025: 1,505,000

WISDOMTREE BITCOIN FUND

QUARTER ENDED SEPTEMBER 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and in other SEC filings by the Trust, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this quarterly report refer to the Trust.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund
Statements of Assets and Liabilities
September 30, 2025 and December 31, 2024

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS:
Investment in bitcoin, at cost	$102,920,639	$233,035,069
Investment in bitcoin, at fair value (Note 2)	182,033,442	360,596,442
Total Assets	182,033,442	360,596,442
LIABILITIES:
Sponsor Fee payable (Note 3)	36,928	79,210
Total Liabilities	36,928	79,210
COMMITMENTS AND CONTINGENCIES (Note 4)	–	–
NET ASSETS	$181,996,514	$360,517,232

Net Assets consist of:
Capital Stock	$45,979,779	$232,041,248
Total earnings (loss)	136,016,735	128,475,984
NET ASSETS	$181,996,514	$360,517,232
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	1,505,000	3,640,000
Net Asset Value Per Share	$120.93	$99.04

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

September 30, 2025

(Unaudited)

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	1,594	$182,033,442
TOTAL INVESTMENT IN BITCOIN
(Cost: $102,920,639)		182,033,442
Liabilities in excess of Other Assets – (0.0)%		(36,928)
NET ASSETS – 100.0%		$181,996,514

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$182,033,442	$—	$—	$182,033,442
Total Investment in bitcoin	$182,033,442	$—	$—	$182,033,442

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

December 31, 2024

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	3,862	$360,596,442
TOTAL INVESTMENT IN BITCOIN
(Cost: $233,035,069)		360,596,442
Liabilities in excess of Other Assets – (0.0)%		(79,210)
NET ASSETS – 100.0%		$360,517,232

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$360,596,442	$—	$—	$360,596,442
Total Investment in bitcoin	$360,596,442	$—	$—	$360,596,442

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Operations

	For the Three Months ended September 30, 2025 (Unaudited)	For the Three Months ended September 30, 2024 (Unaudited)	For the Nine months ended September 30, 2025 (Unaudited)	For the Period January 11, 2024* through September 30, 2024 (Unaudited)
INVESTMENT INCOME:
Total investment income	$—	$—	$—	$—

EXPENSES:
Sponsor Fee (Note 3)	113,409	99,556	413,684	169,604
Total expenses	113,409	99,556	413,684	169,604
Expense waiver (Note 3)	–	(5,700)	–	(75,748)
Net expenses	113,409	93,856	413,684	93,856
Net investment loss	(113,409)	(93,856)	(413,684)	(93,856)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	46,950	348	164,386	348
Net realized gain from investment in bitcoin sold for net redemption of Shares	—	—	56,238,619	1,170,266
Net increase (decrease) in unrealized appreciation (depreciation) on investment in bitcoin	10,775,996	10,112,831	(48,448,570)	17,358,502
Net realized and unrealized gain on investment in bitcoin	10,822,946	10,113,179	7,954,435	18,529,116
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,709,537	$10,019,323	$7,540,751	$18,435,260

*	Commencement of operations date January 11, 2024. The commencement of operations date is considered to be the date WisdomTree Bitcoin Fund began trading in the secondary market.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets

	For the Three Months ended September 30, 2025 (Unaudited)	For the Three Months ended September 30, 2024 (Unaudited)	For the Nine months ended September 30, 2025 (Unaudited)	For the Nine months Ended September 30, 2024 (Unaudited)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(113,409)	$(93,856)	$(413,684)	$(93,856)
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	46,950	348	164,386	348
Net realized gain from investment in bitcoin sold for net redemption of Shares	—	—	56,238,619	1,170,266
Net increase (decrease) in unrealized appreciation on investment in bitcoin	10,775,996	10,112,831	(48,448,570)	17,358,502
Total increase in net assets resulting from operations	10,709,537	10,019,323	7,540,751	18,435,260

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	5,414,370	144,115,558	34,326,646	230,999,941
Cost of shares redeemed	—	—	(220,388,115)	(13,573,826)
Net increase (decrease) in net assets resulting from capital share transactions	5,414,370	144,115,558	(186,061,469)	217,426,115
Net Increase (Decrease) in Net Assets	16,123,907	154,134,881	(178,520,718)	235,861,375

NET ASSETS:
Beginning of period	$165,872,607	$81,776,494	$360,517,232	$50,000
End of period	$181,996,514	$235,911,375	$181,996,514	$235,911,375

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	1,460,000	1,215,000	3,640,000	1,000
Shares created	45,000	2,275,000	320,000	3,699,000
Shares redeemed	—	—	(2,455,000)	(210,000)
Shares outstanding, end of period	1,505,000	3,490,000	1,505,000	3,490,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Cash Flows

	For the Nine months ended September 30, 2025 (Unaudited)	For the Nine months Ended September 30, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$7,540,751	$18,435,260
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(34,327,170)	(227,203,379)
Proceeds from sales of bitcoin sold for net redemption of shares	220,388,588	9,727,264
Proceeds from sales of bitcoin sold to pay Sponsor Fee	456,017	48,588
Net realized gain on investment in bitcoin	(56,403,005)	(1,170,614)
Net change in unrealized (appreciation) depreciation from investment in bitcoin	48,448,570	(17,358,502)
Changes in assets and liabilities:
Decrease in Sponsor Fee payable, net	(42,282)	45,268
Net cash provided by (used for) operating activities	186,061,469	(217,476,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	34,326,646	230,999,941
Cost of shares redeemed	(220,388,115)	(13,573,826)
Net cash provided by (used for) financing activities	(186,061,469)	217,426,115
Net increase (decrease) in cash	—	(50,000)
Cash at beginning of period	—	50,000
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements
September 30, 2025

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

Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”) is the custodian of the Trust with respect to the Trust’s bitcoin holdings, and the Bank of New York Mellon ("BNY") serves as cash custodian, administrator, fund accountant, and transfer agent for the Trust (the "Trust Administrator" or the "Cash Custodian").

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

For the nine months ended September 30, 2025 and the fiscal year ended December 31, 2024, there were no transfers into or out of Level 3 of the fair value hierarchy, respectively.

Income Taxes – The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders. The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. Open tax years are those years that are open for examination by the relevant income taxing authority. All tax years since inception remain open for examination. There were no examinations in progress at period end.

3.	EXPENSES, ORGANIZATION AND OFFERING COSTS

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor Fee is 0.25% per annum of the Trust’s average daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Bitcoin Custodian, the Cash Custodian’s Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses. For the nine months ended September 30, 2025 and the period from January 11, 2024 (commencement of operations) through September 30, 2024, the Trust accrued a Sponsor Fee of $413,684 and $169,604, respectively.

For the period that commenced on January 11, 2024 through July 11, 2024, the Sponsor waived the Sponsor Fee for the first $1.0 billion of the Trust’s assets. After the close of business on July 11, 2024, the waiver expired and was not renewed. For the nine months ended September 30, 2024, the Sponsor Fee amount waived totaled $75,748.

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

For a redemption of Baskets, the Authorized Participant will be required to submit a redemption order by an early order cutoff time (the "Redemption Early Order Cutoff Time"). The Redemption Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. On the date of the Redemption Early Order Cutoff Time, the Trust may choose, in its sole discretion, to enter into a transaction with a bitcoin trading counterparty or the Prime Execution Agent, to sell bitcoin in exchange for cash. Also on the date of the Redemption Order Early Cutoff, the Trust instructs the Bitcoin Custodian to prepare to move the associated bitcoin from the Trust's Vault Balance with the Bitcoin Custodian to the Trust's Trading Balance with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, a bitcoin trading counterparty or the Prime Execution Agent, as applicable, delivers the cash to the Trust associated with the Trust's sale of bitcoin, the Trustee delivers bitcoin to the bitcoin trading counterparty's account at the Prime Execution Agent or directly to the Prime Execution Agent, as applicable, and the Trust delivers cash to the Authorized Participant. In the event the Trust has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date, the Authorized Participant will be given the option to (1) cancel the redemption order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date. With respect to a redemption order, between the Trust and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized is selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

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

The Trust adopted FASB Accounting Standards Update (“ASU“) 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust's prospectus. The accounting policies are the same as those described in Note 2 -summary of significant accounting policies. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment's performance and to make decisions for the Trust's single segment, is consistent with that presented within the Trust's financial statements.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. Entities following ASC Topic 946, Financial Services-Investment Companies should continue to present amounts related to crypto assets in their financial statements in accordance with that industry-specific guidance. ASU 2023-08 does not impact the Trust’s financial statements as the Trust presents its bitcoin investment in its financial statements in accordance with ASC Topic 946.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhance income tax disclosures, including amendments that require greater disaggregation of disclosures related to income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the impact of the ASU 2023-09 on the Trust’s financial Statements.

11.	FINANCIAL HIGHLIGHTS

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine month periods ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Three Months Ended September 30, 2025 (Unaudited)	For the Three Months Ended September 30, 2024 (Unaudited)	For the Nine Months Ended September 30, 2025 (Unaudited)	For the Nine Months Ended September 30, 2024 (Unaudited)
Net asset value, beginning of period	$113.61	$67.31	$99.04	$50.00
Investment operations:
Net investment loss	(0.08)	(0.04)	(0.20)	(0.07)
Net realized and unrealized gain	7.40	0.33	22.09	17.67
Total from investment operations	7.32	0.29	21.89	17.60
Net asset value, end of period	$120.93	$67.60	$120.93	$67.60
TOTAL RETURN[1]	6.44%	0.43%	22.10%	35.20%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$181,997	$235,911	$181,997	$235,911
Ratios to average net assets of:
Expenses, net of expense waivers[2]	0.25%	0.24%	0.25%	0.14%
Expenses, prior to expense waivers[2]	0.25%	0.25%	0.25%	0.25%
Net investment loss[2]	(0.25)%	(0.24)%	(0.25)%	(0.14)%

[1]	Total return calculated for a period of less than one year is not annualized. For the period in which the Sponsor waived its fee, the total return would have been lower if such fee had not been waived (Note 3).

[2]	Annualized.

12.	SUBSEQUENT EVENTS

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025, the three months ended September 30, 2024, and the period January 11, 2024 (commencement of operations) to September 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report.

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

Results of Operations

Selected Financial Highlights for the three and nine months ended September 30, 2025, three months ended September 30, 2024, and the period January 11, 2024 (commencement of operations) to September 30, 2024

	For the Three Months Ended September 30, 2025 (Unaudited)	For the Three Months Ended September 30, 2024 (Unaudited)	For the Nine months Ended September 30, 2025 (Unaudited)	For the Period January 11, 2024* through September 30, 2024 (Unaudited)
Net investment loss	$(113,409)	$(93,856)	$(413,684)	$(93,856)
Net realized and unrealized gain on investment in bitcoin	$10,822,946	$10,113,179	$7,954,435	$18,529,116
Net increase in net assets resulting from operations	$10,709,537	$10,019,323	$7,540,751	$18,435,260
Net assets	$181,996,514	$235,911,375	$181,996,514	$235,911,375

 * Commencement of operations.

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Net realized and unrealized gain on investment in bitcoin for the three months ended September 30, 2025 was $10,822,946 which includes a net realized gain of $46,950 on the sale of bitcoin to pay the Sponsor’s Fee and a net change in unrealized appreciation on investment in bitcoin of $10,775,996. Net realized and unrealized gain on investment in bitcoin for the three-month period ending September 30, 2025 was driven by bitcoin price appreciation from $107,221.44 per bitcoin as of June 30, 2025 to $114,198.94 per bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $10,709,537 for the three months ended September 30, 2025, which consisted of net investment loss of $(113,409), net realized gain of $46,950 and $10,775,996 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $181,996,514 at September 30, 2025 and total return (based on NAV per Share) for the three months ended September 30, 2025 was 6.44%. For the three months ended September 30, 2025, the $16,123,907 net increase in net assets resulted from the aforementioned net increase in net assets resulting from operations in addition to a $5,414,370 increase resulting from capital share transactions.

Bitcoin posted positive returns in the third quarter of 2025 as supportive regulatory developments related to digital assets in the United States, such as the digital assets market structure bill, the CLARITY Act, and the Anti-CDBC Surveillance State Act progressed, and the passage of the stablecoin-focused legislation, the GENIUS Act. The broader macroeconomic backdrop also lent support, with the restart of the Federal Reserve’s easing cycle supporting the appetite for digital asset products.

Net realized and unrealized gain on investment in bitcoin for the three months ended September 30, 2024 was $10,113,179 which includes a net realized gain of $348 on the sale of bitcoin to pay the Sponsor’s Fee and a net change in unrealized appreciation on investment in bitcoin of $10,112,831. Net realized and unrealized gain on investment in bitcoin for the three-month period ending September 30, 2024 was driven by bitcoin price appreciation from $63,369.30 per bitcoin as of June 30, 2024 to $63,677.63 per bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was $10,019,323 for the three months ended September 30, 2024, which consisted of net investment loss of $(93,856), net realized gain of $348 and $10,112,831 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $235,911,375 at September 30, 2024 and total return (based on NAV per Share) for the three months ended September 30, 2024 was 0.43%. For the three months ended September 30, 2024, the $154,134,881 net increase in net assets resulted from the aforementioned net increase in net assets resulting from operations in addition to a $144,115,558 increase resulting from capital share transactions.

Bitcoin posted positive performance in the third quarter of 2024, fueled by bullish sentiment for cryptocurrencies. Although bitcoin was generally trending lower since mid-March 2024 due to reduced risk appetite, market expectations for a potential second term as president by former President Trump, who is viewed as “crypto-friendly”, lent support to digital assets.

For the Nine Months Ended September 30, 2025 Compared to the Period January 11, 2024 (Commencement of Operations) to September 30, 2024

Net realized and unrealized gain on investment in bitcoin for the nine months ended September 30, 2025 was $7,954,435 which includes a net realized gain of $164,386 on the sale of bitcoin to pay the Sponsor’s Fee, a net realized gain of $56,238,619 on the sale of bitcoin to meet redemptions and a net decrease in unrealized appreciation on investment in bitcoin of $(48,448,570). Net realized and unrealized gain on investment in bitcoin for the nine months ended September 30, 2025 was driven by bitcoin price appreciation from $93,358.58 per bitcoin as of December 31, 2024 to $114,198.94 per bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $7,540,751 for the nine-month period ended September 30, 2025, which consisted of net investment loss of $(413,684), net realized gain of $56,403,005 and $(48,448,570) net decrease in unrealized appreciation on investment in bitcoin. Net assets decreased to $181,996,514 at September 30, 2025 and total return (based on NAV per Share) for the nine-month period ended September 30, 2025 was 22.10%. For the nine months ended September 30, 2025, the $(178,520,718) net decrease in net assets resulted from the aforementioned net increase in net assets resulting from operations offset by a $(186,061,469) net decrease resulting from capital share transactions.

Bitcoin posted strong gains in the first three quarters of 2025. After experiencing losses early in the year due to a dip in sentiment and the ByBit hack that temporarily fueled crypto-related cybersecurity concerns, bitcoin rebounded in the second and third quarters. Recovering sentiment and the supportive digital assets-related regulatory developments in the United States, such as the adoption of the GENIUS Act, provided tailwinds for digital assets overall. The lead-up to the U.S. federal government shutdown also contributed to a supportive backdrop for bitcoin demand.

Net realized and unrealized gain on investment in bitcoin for the period January 11, 2024 (commencement of operations) through September 30, 2024 (the “Period“) was $18,529,116 which includes a net realized gain of $348 on the sale of bitcoin to pay the Sponsor’s fee, a net realized gain of $1,170,266 on the sale of bitcoin to meet redemptions and a net increase in unrealized appreciation on investment in bitcoin of $17,358,502. Net realized and unrealized gain on investment in bitcoin for the Period was driven by bitcoin price appreciation from $46,411.68 per bitcoin as of January 10, 2024 (the end of day price prior to the commencement of operations) to $63,677.63 per bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was $18,435,260 for the Period, which consisted of net investment loss of $(93,856), net realized gain of $1,170,614 and $17,358,502 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $235,911,375 at September 30, 2024 and total return (based on NAV per Share) for the Period was 35.20%. For the Period, the $235,861,375 net increase in net assets resulted from the aforementioned net increase in net assets resulting from operations and by a $217,426,115 net increase resulting from capital share transactions.

For the period January 11, 2024 (commencement of operations) through September 30, 2024, bitcoin’s spot price rallied over 35%, leading to strong gains for the Trust. The rally was initially driven by spot bitcoin ETP demand following their historic launch on January 11, 2024, and the anticipation leading up to the April 2024 bitcoin halving event, which has historically provided upside potential for bitcoin. However, after hitting a record high at the time in March 2024 of $73,000, bitcoin prices trended lower. The third quarter was a positive quarter for bitcoin fueled by market expectations for a potential second term as president by former President Trump.

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

As of September 30, 2025, the Trust had a net closing balance of 1,594.0029 bitcoins with a value of $181,851,502 based on the Reference Rate Price of $114,084.80, which is calculated pursuant to non-GAAP methodology. For the three-month period ended September 30, 2025, the Trust determined that Coinbase was its principal market. As of September 30, 2025, the total market value of the Trust’s bitcoin was $182,033,442, based on the price of bitcoin in the principal market of $114,198.94.

The following chart(s) illustrates the movement in the Market Price per Share and the Trust’s NAV per Share for the three and nine months ended September 30, 2025.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the three and nine months ended September 30, 2025.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price‡	Principal Market Price
For the three-month period ended September 30, 2025	$122,314.70	$123,396.86	8/13/25	$105,609.10	$106,229.67	7/1/25	$114,084.80	$114,198.94
For the nine-month period ended September 30, 2025	$122,314.70	$123,396.86	8/13/25	$76,737.31	$75,012.31	4/8/25	$114,084.80	$114,198.94

‡	The Reference Rate Price shown is as of the last business day during the period.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of September 30, 2025 the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A summary of the principal factors that make an investment in the Shares speculative or risky are contained in the Trust’s 2024 Annual Report. There have been no material changes from the risk factors disclosed in the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust did not redeem any Shares during the quarter ended September 30, 2025 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average price of Bitcoin Per Share
July 1, 2025 – July 31, 2025	NONE	—
August 1, 2025 – August 31, 2025	NONE	—
September 1, 2025 – September 30, 2025	NONE	—
Total	NONE	—

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

WisdomTree Bitcoin Fund

Dated: November 12, 2025	By:	/s/ Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: November 12, 2025	By:	/s/ David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

