Form 10-K
period 2025-12-31
WisdomTree Bitcoin Fund
filed 2026-03-27
CIK 1850391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2025: $152,964,909.

As of February 28, 2026, WisdomTree Bitcoin Fund had 1,825,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements with respect to the financial conditions, results of operations, plans, objectives, future performance and business of the Trust. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor and the Trust’s Bitcoin Custodian in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, including in Part I, Item 1A “Risk Factors” and other filings made by the Trust with the U.S. Securities and Exchange Commission (“SEC”), as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Trust.

i

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

The Trust’s Investment Objective and Strategies

The Trust’s investment objective is to gain exposure to the price of bitcoin, less expenses and liabilities of the Trust’s operations. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the value of bitcoin as reflected by the Reference Rate, which is an independently calculated value based on an aggregation of executed trade flow of major bitcoin spot platforms. The Reference Rate currently uses substantially the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), including utilizing the same Constituent Bitcoin Platforms, which is the underlying rate to determine settlement of CME bitcoin futures contracts, except that the Reference Rate is calculated as of 4:00 p.m. Eastern Time (“ET”), whereas the BRR is calculated as of 4:00 p.m. London time. There can be no assurance that the Trust will achieve its investment objective. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of bitcoin. Accordingly, the Sponsor does not speculatively sell bitcoin at times when its price is high nor does the Sponsor speculatively acquire bitcoin at low prices in the expectation of future price increases. The Trust does not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective. Except with respect to securing the repayment of Trade Credits, the Sponsor and the service providers do not loan or pledge the Trust’s assets, nor do the Trust’s assets serve as collateral for any loan or similar arrangement.

When the Trust sells or redeems its Shares, it does so in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). These transactions take place in exchange for cash. In the future, these transactions may also take place in exchange for bitcoin. For a subscription of Shares, the subscription is in the amount of cash needed to purchase the amount of bitcoin represented by the Basket being created as calculated by the Administrator. For a redemption of Shares, the Sponsor arranges for the bitcoin represented by the Basket to be sold and the cash proceeds distributed. Authorized Participants deliver cash to the Trust’s account with the Cash Custodian in exchange for Shares when they purchase Shares, and receive cash from the Cash Custodian, as applicable, when they redeem Shares with the Trust. The Transfer Agent facilitates the processing of purchase and sale orders in Baskets from the Trust. The Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares. Further, Authorized Participants do not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a third-party with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process.

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

Bitcoin Protocol

Bitcoin is an open-source project with no official company or group that controls the Bitcoin network, and anyone can review the underlying code and suggest changes. There are, however, a number of individual developers that regularly contribute to a specific distribution of Bitcoin software known as the “Bitcoin Core,” and who loosely oversee the development of its source code. There are many other compatible versions of Bitcoin software, but Bitcoin Core is the most widely adopted and currently provides the de facto standard for the Bitcoin protocol. The core developers are able to access, and can alter, the Bitcoin network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin network’s source code. However, because Bitcoin has no central authority, the release of updates to the Bitcoin network’s source code by the core developers does not guarantee that the updates will be automatically adopted by the other participants in the Bitcoin network. Users and miners must accept any changes made to the Bitcoin source code by downloading the proposed modification of the Bitcoin network’s source code. A modification of the Bitcoin network’s source code is effective only with respect to those Bitcoin users and miners who choose to download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” Consequently, as a practical matter, a modification to the source code becomes part of the Bitcoin network only if accepted by participants collectively having most of the processing power on the Bitcoin network. There have been several prominent forks in the Bitcoin network, including forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others.

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

Miners, through the use of the bitcoin software program, engage in a set of prescribed complex mathematical calculations imposed by the Bitcoin network’s software protocol, called “proof of work”, in order to validate proposed transactions and bundle them into a data packet known as a “block.” The first miner who successfully solves the cryptographic puzzle imposed by the Bitcoin network’s software protocol is permitted to add a block of transactions to the Bitcoin blockchain and is rewarded by a grant of newly-issued bitcoin, known as the “block reward.” Bitcoin is created and allocated by the Bitcoin network protocol and distributed through a “mining” process subject to a strict, well-known issuance schedule. Block rewards for mining are the method by which new bitcoin is issued. The supply of bitcoin is limited to 21 million by the Bitcoin network’s software protocol and as of December 31, 2025, there were approximately 19.97 million bitcoin in existence.

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

The Trust and Bitcoin Prices

Bitcoin Value and Trading Volume

The value of bitcoin is determined by the value that various market participants place on bitcoin through their transactions. The most common means of determining the value of a bitcoin is by surveying one or more bitcoin platforms where bitcoin is traded publicly and transparently (e.g., Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, itBit, LMAX Digital, and Bullish).

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

Spot Trading Platforms Aggregate Volume BTC-USD Trading[1]
Period	Bitstamp	Bullish Global	Coinbase	Crypto.com[2]	Gemini	itBit	Kraken	LMAX Digital	Other[3]
Q1 2025	14,477,591,026	15,621,692,912	94,635,582,496	437,288,895	7,306,366,610	1,101,275,922	17,525,260,799	9,804,590,131	148,824,432,186
Q2 2025	10,585,362,523	9,065,766,963	62,097,548,243	60,060,401,437	4,607,793,882	908,793,981	12,383,175,403	7,867,820,828	7,144,936,672
Q3 2025	15,577,871,806	3,993,245,940	82,586,972,012	62,328,764,021	4,709,972,379	890,513,833	12,265,610,700	9,758,238,679	7,180,558,944
Q4 2025	23,272,669,351	9,557,076,628	78,293,912,816	105,086,222,287	3,964,106,275	1,037,472,441	18,126,225,065	10,668,812,131	15,083,504,844

Spot Trading Platforms Market Share of BTC-USD Trading[1]
Period	Bitstamp	Bullish Global	Coinbase	Crypto.com[2]	Gemini	itBit	Kraken	LMAX Digital	Other[3]
Q1 2025	4.67%	5.04%	30.55%	0.14%	2.36%	0.36%	5.66%	3.17%	48.05%
Q2 2025	6.23%	5.34%	36.55%	35.35%	2.71%	0.53%	7.29%	4.63%	4.21%
Q3 2025	7.82%	2.00%	41.44%	31.28%	2.36%	0.45%	6.15%	4.90%	3.60%
Q4 2025	8.78%	3.61%	29.53%	39.64%	1.50%	0.39%	6.84%	4.02%	5.69%

_________________________

[1]	Source: CF Benchmarks
[2]	Crypto.com became a CME CF Constituent Platform on 31 March 2025 and thus its aggregate volume is that observed for 1 day (31 March 2025).
[3]	Other exchanges include: Bitfinex; OKX; and BinanceUS.

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

The Benchmark Administrator’s compliance such regulations has been subject to a Limited Assurance Audit under the ISAE 3000 standard as of October 18, 2024, which is publicly available.

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

Following admittance, a Constituent Platform must demonstrate that it continues to fulfill criteria two through five. In cases where a Constituent Platform’s average daily contribution falls below three percent for the Reference Rate, then the continued inclusion of the platform as a Constituent Platform to the Relevant Pair shall be assessed by the Oversight Committee. The Constituent Platforms have changed over time. For example, the BRR previously included OKCoin.com (HK) and Bitfinex, both of which were removed April 2017 due to trading restrictions. As of December 31, 2025, the Constituent Platforms include:

•	Bitstamp: A U.K.-based platform registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset Business with the UK FCA.

•	Crypto.com: A global digital asset platform registered as an MSB with FinCEN in the U.S. and with FINTRAC in Canada. It holds Money Transmitter Licenses across numerous U.S. states. Internationally, it holds a MiCAR license and is authorized as a Class 3 Virtual Financial Assets (VFA) Service Provider by the Malta Financial Services Authority (MFSA). In the United Kingdom, it is registered with the FCA. It also holds a Major Payment Institution (MPI) license from the Monetary Authority of Singapore (MAS). The company also holds an Australian Financial Services Licence (AFSL) and is registered with AUSTRAC.

•	Coinbase: A U.S.-based platform registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as an e-money provider (Republic of Ireland, Central Bank of Ireland) and Major Payment Institution (Singapore, Monetary Authority of Singapore).

•	Kraken: A U.S.-based platform that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the UK FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider (“VASP”). Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators (“CSA”).

•	itBit: A U.S.-based platform that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered FinCEN as an MSB and is licensed as a money transmitter in various U.S. states.

•	LMAX Digital: A Gibraltar-based platform regulated by the Gibraltar Financial Services Commission (‟GFSCˮ) as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of a UK FCA regulated Multilateral Trading Facility and Broker-Dealer.

•	Gemini: A U.S.-based platform that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the UK FCA as a Crypto Asset Business.

•	Bullish: A Gibraltar based platform operated by Bullish (GI) Limited and regulated by the GFSC as a DLT.

Once the Sponsor has actual knowledge of material changes to the Constituent Bitcoin platforms used to calculate the Reference Rate, the Sponsor will reflect such changes in a prospectus supplement or its periodic filings, as applicable.

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

The Reference Rate used to determine the net asset value of the Trust may not be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with GAAP, including the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and utilizes a platform-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust obtains a price from a principal market (or in the absence of a principal market, the most advantageous market) for bitcoin, which may be through a third-party vendor or directly from such principal market. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs.

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820, which outlines the application of fair value accounting. ASC 820 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through bitcoin trading counterparties, in multiple markets, and its application of ASC 820 reflects this fact. The Trust anticipates that, while multiple venues and types of markets will be available to the bitcoin trading counterparties from whom the Sponsor acquires or disposes of the Trust’s bitcoin, the principal market in each scenario is determined by looking at the market-based level of volume and bitcoin trading activity and whether the Trust has access to that market. Bitcoin trading counterparties, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the preparation of quarterly and annual financial statements.

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable bitcoin trading venues or platform markets, which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include, but are not limited to, the Constituent Bitcoin Platforms used to calculate the Reference Rate. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin and determines whether the Trust has access to that market venue. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 11:59 p.m. ET as the principal market price.

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

Additional Information About the Trust

The Trust’s Fees and Expenses

The Trust pays the Sponsor a fee (the “Sponsor Fee”) of 0.25% per annum of the Trust’s average daily net assets. The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable annual Sponsor Fee percentage multiplied by the Trust’s NAV) and paid on a monthly basis. The Sponsor previously waived the entire Sponsor Fee on the first $1 billion of Trust assets for the 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee. Except for periods during which all or a portion of the Sponsor Fee was being waived, the Sponsor Fee will accrue and be payable in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the fees of the Trust Administrator, the Custodians’ fees, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor also pays the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses.

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

The Sponsor is a wholly-owned subsidiary of WisdomTree, Inc., a global financial innovator that, through its other subsidiaries worldwide (collectively, “WisdomTree”), makes available ETFs, including those that hold bitcoin and other digital assets, as well as bitcoin futures. WisdomTree launched a European ETP holding bitcoin in 2019, followed by the launch of European ETPs holding other digital assets in 2021 and 2022, and WisdomTree was among the first U.S. ETF providers with an ETF investing in bitcoin futures in 2021. WisdomTree has also developed and launched next-generation digital products, services and structures, including digital or blockchain-enabled mutual funds and tokenized assets, as well as a blockchain-native digital wallet launched in 2023 with bitcoin and ether available for purchase, sale and holding. While the Sponsor has not managed an ETF investing in commodities or digital assets, such as bitcoin, prior to the Trust, the Sponsor leverages WisdomTree’s heritage of innovation and extensive experience, including as described above, regarding bitcoin and the digital asset markets.

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

The Trust Administrator

Under an Administration and Accounting Agreement, The Bank of New York Mellon, serves as the Trust Administrator to provide certain services necessary for the operation and administration of the Trust, including net asset value calculations, accounting and other administrative services.

The Bitcoin Custodian

The Bitcoin Custodian is responsible for safekeeping all of the bitcoin owned by the Trust, except for bitcoin held in the Trading Account (the “Trading Balance”) with respect to the trading activity facilitated by the Prime Execution Agent from time to time.

The Cash Custodian

The Bank of New York Mellon serves as the Cash Custodian and is responsible for safekeeping all of the non-bitcoin assets owned by the Trust, except for cash held in the Trading Account with respect to the trading activity facilitated by the Prime Execution Agent from time to time.

The Marketing Agent

The Marketing Agent is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and FINRA advertising laws, rules and regulations.

The Benchmark Administrator

The Benchmark Administrator and the Sponsor’s affiliate, WisdomTree, Inc., which also covers the activities hereunder, have entered into a reference rate license agreement (the “License Agreement”), governing the use of the Reference Rate. The Benchmark Administrator may adjust the calculation methodology for the Reference Rate without notice to, or consent of, the Trust or its Shareholders. Under the License Agreement, the Sponsor pays a fee to the Benchmark Administrator in consideration of its license of Reference Rate-related intellectual property.

Custody of the Trust’s Assets and Certain Other Operational Matters

Bitcoin Custodian

The Trust has entered into an agreement with the Bitcoin Custodian, (the “Bitcoin Custody Agreement”), pursuant to which the Bitcoin Custodian will custody all of the Trust’s bitcoin in one or more segregated accounts from time to time (the “Vault Balance”), other than the Trust’s bitcoin that is maintained in the Trading Balance with the Prime Execution Agent as described below. The Bitcoin Custodian keeps the bitcoin within the Vault Balance and the associated private keys in a “cold storage” environment where the private keys are generated and secured. The Trust’s bitcoin held with the Prime Execution Agent in the Trading Balance are generally held in a “hot storage” environment. The Trust’s bitcoin remain in the Vault Balance, and thereby in cold storage, except when maintained in the Trading Balance in connection with (i) receipt and delivery of bitcoin from and to third parties, such as the Prime Execution Agent (ii) selling bitcoin to pay the Trust’s expenses and liabilities that are not included in the Sponsor Fee, if any and (iii) paying the Sponsor Fee.

Custody of bitcoin typically involves the generation, storage and utilization of private keys. These private keys are used to effect transfer transactions (i.e., transfers of bitcoin from an address associated with the private key to another address). Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the private keys on a storage device or printed medium and deleting the keys from all computers. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s bitcoin is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. The Bitcoin Custodian keeps all of the Trust’s bitcoin in the Vault Balance (i.e., cold storage) on an ongoing basis unless otherwise transferred to and maintained in the Trading Balance, which takes place at the direction of the Sponsor in connection with creations and redemptions of Baskets, and to sell bitcoin to pay Trust expenses or the Sponsor Fee, as necessary. The Trust’s bitcoin held in the Vault Balance by the Bitcoin Custodian are held in segregated wallets and therefore are not commingled with the Bitcoin Custodian’s or other customer assets. The private key materials are stored within secure storage facilities within the U.S. and Europe. Exact locations are never disclosed for security reasons. A limited number of employees at the Bitcoin Custodian are involved in private key management operations, and the Bitcoin Custodian has represented that no single individual has access to full private keys. The Bitcoin Custodian carefully considers the design of the physical, operational and cryptographic systems for secure storage of the Trust’s private keys in an effort to lower the risk of loss or theft. No such system is perfectly secure and loss or theft due to operational or other failure is always possible. The Sponsor and the Trust’s service providers have the ability to verify the existence of the Trust’s bitcoin through information provided from the Bitcoin Custodian.

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

The Trust’s Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants.

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

Creation and Redemption of Shares

The Trust issues and redeems Baskets on a continuous basis. Baskets may be created or redeemed only by Authorized Participants and are only issued or redeemed in exchange for a corresponding amount of cash, whereby such amount of cash for a trading day is disclosed to Authorized Participants prior to the time that the Exchange is open for regular trading on such trading day (i.e., the night before such trading day). As of December 31, 2025, a Basket required delivery of approximately $462,000 (based on the Trust’s NAV per share computed using the Reference Rate), although the amount of bitcoin used to determine the cash necessary to purchase the creation of a Basket, or to be sold upon redemption of a Basket, will decrease over the life of the Trust, due to the payment or accrual of fees and other expenses or liabilities payable by the Trust. No Shares are issued unless the Cash Custodian has allocated to the Trust’s account the corresponding amount of cash. Authorized Participants pay a transaction fee for each order they place to create or redeem one or more Baskets. Transaction fees are expected to include commissions, taxes, and transaction and market impact costs, as applicable, in relation to the Trust’s purchase or sale of bitcoin related thereto. The price of bitcoin, the Trust’s NAV and the price of a Basket could rise or fall substantially between the time a creation order or redemption order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant.

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

Liability and Indemnification

Trustee

The Trustee will not be liable for the acts or omissions of the Sponsor, nor will the Trustee be liable for supervising or monitoring the performance and the duties and obligations of the Sponsor or the Trust under the Trust Agreement. The Trustee will not be personally liable under any circumstances, except for its own fraud, bad faith, or willful misconduct.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) shall be indemnified by the Trust from and against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of its indemnification rights hereunder), taxes and penalties of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted at any time against such Indemnified Persons with respect to the performance of the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated hereby; provided, however, that the Trust shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or negligence of an Indemnified Person. To the fullest extent permitted by law and by the requirement for treatment of the Trust as a grantor trust for tax purposes, Expenses to be incurred by an Indemnified Person shall, from time to time, be advanced by, or on behalf of, the Sponsor prior to the final disposition of any matter upon receipt by the Sponsor of an undertaking by, or on behalf of, such Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified under the Trust Agreement.

Sponsor

The Sponsor and its affiliates and their respective members, managers, directors, officers, employees, agents and controlling persons (each, a “Covered Person”) shall have no liability to the Trust or to any Shareholder or other Covered Person for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such course of conduct did not constitute fraud, bad faith or willful misconduct of such Covered Person. Subject to the foregoing, neither the Sponsor nor any other Covered Person shall be personally liable for the return or repayment of all or any portion of the purchase price paid by a Shareholder for its Shares, it being expressly agreed that any such return made pursuant to this Trust Agreement shall be made solely from the assets of the Trust without any rights of contribution from the Sponsor or any other Covered Person. A Covered Person shall not liable for the conduct or misconduct of any delegate selected by the Sponsor with reasonable care.

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

If, in the future, the Trust transacts in-kind, an in-kind redemption of some or all of a Shareholder’s Shares in exchange for the underlying bitcoin represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the bitcoin received in the in-kind redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the bitcoin held in the Trust immediately prior to the in-kind redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the bitcoin received generally should include the period during which the Shareholder held the Shares redeemed in-kind. A subsequent sale of the bitcoin received by the Shareholder generally will be a taxable event, unless a nonrecognition provision of the Code or Treasury Regulations applies to such sale.

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

Purchase by Employee Benefit Plans

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

•	There can be no assurance that the Trust will achieve its investment objective.

•	There is no assurance as to whether the Trust will be profitable or meet its expenses and liabilities.

•	An investment in the Trust carries with it the inherent risks associated with investments in bitcoin, the trading prices for which have exhibited high levels of volatility and may continue to do so. Because of such volatility, Shareholders could lose all or substantially all of their investment in the Trust.

•	Investors considering a purchase of Shares of the Trust should carefully consider how much of their total assets should be exposed to the bitcoin market, and should fully understand, be willing to assume, and have the financial resources necessary to withstand, the risks involved in the Trust’s investment strategy, and be in a position to bear the potential loss of their entire investment in the Trust.

•	The value of Shares depends on the development and acceptance of the Bitcoin network. The Bitcoin network is in the early stages of development and has a limited history, and there is no assurance that usage of the Bitcoin network, and bitcoin itself, will continue to grow. The slowing or stopping of the development of the Bitcoin network or acceptance of the Bitcoin network may adversely affect an investment in the Trust.

•	The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

•	Regulation of bitcoin and the Bitcoin network continues to evolve in both the U.S. and foreign jurisdictions, which may result in restrictions on the use of bitcoin or otherwise impact the demand for bitcoin.

•	Disruptions at bitcoin platforms and in the OTC market could adversely affect the availability of bitcoin.

•	The loss or destruction of certain “private keys,” including by the Bitcoin Custodian, could prevent the Trust from accessing its bitcoin. Loss of these private keys may be irreversible and could result in the loss of all or substantially all of an investment in the Trust.

•	Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly or unexpected bitcoin transactions could adversely affect an investment in the Trust.

•	The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust and its service providers expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoin for which no person or entity is liable.

•	The lack of using a bank custodian, or the loss of a critical banking relationship for, or the failure of a bank used by, the Trust, could adversely impact the Trust, its ability to operate or could cause losses to the Trust.

•	The Reference Rate has a limited history and the price of bitcoin reflected therein is an average composite reference rate calculated using volume-weighted trading price data from certain bitcoin platforms. These bitcoin platforms may change over time and the Benchmark Administrator may remove or add bitcoin platforms to the Reference Rate in the future, as well as the provisions of its publicly available criteria (the “CF Constituent Platform Criteria”) accessible on its website at www.cfbenchmarks.com. The Reference Rate could fail or may not otherwise accurately track the global bitcoin price, which could adversely affect the value of the Shares.

•	The Trust’s return will likely not match the performance of the price of bitcoin because the Trust incurs operating expenses. Further, the amount of bitcoin represented by the Shares will decline over time.

•	The NAV of the Trust may not always correspond to the market price of its Shares or the global price of bitcoin for a number of reasons, including price volatility, trading activity, normal trading hours for the Trust, the calculation methodology of the NAV, and/or the closing of bitcoin platforms due to fraud, failure, security breaches or otherwise. As a result, Baskets may be created or redeemed at a dollar value that differs from the market price of the Shares. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to NAV. Investors also should note that the size of the Trust in terms of total assets held may change substantially over time and from time to time as Baskets are created and redeemed.

•	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

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

Digital assets such as bitcoin are relatively new, and the value of the Shares is influenced by a wide variety of factors that are uncertain and difficult to evaluate, such as the infancy of their development, their dependence on technologies such as cryptographic protocols, their dependence on the role played by miners and developers and the potential for malicious activity. For example, the following are some of the risks that could materially adversely affect the value of the Shares:

•	Bitcoin’s lack of a physical form, reliance on technology for its creation, existence and transactional validation and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence.

•	As an intangible asset without centralized issuers or governing bodies, bitcoin has been, and may in the future be, subject to security breaches, coordinated manipulation, cyberattacks or other malicious activities, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. If such threats are realized or the measures or controls created or implemented to secure the bitcoin holdings fail, it could result in a partial or total misappropriation or loss of the Trust’s bitcoin holdings, and the Trust’s financial condition and operating results would be harmed.

•	The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to do so. For example, there were steep increases in the value of bitcoin over the course of 2021, and multiple market observers asserted that bitcoin was experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in bitcoin trading prices. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011-2012, 2013-2015, and 2017-2018, before repeating again in 2021-2022. During the 12 months ended December 31, 2025, bitcoin prices continued to exhibit extreme volatility.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these or similar events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

While, regulatory and enforcement scrutiny increased through the end of 2024, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, the current U.S. presidential administration has signaled its desire to strengthen U.S. leadership in the digital assets space through the issuance of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States in early 2025. Meanwhile, the SEC officially rescinded Staff Accounting Bulletin 121 and established a new “Crypto Task Force” focused on providing clarity on the application of the federal securities laws to digital assets and collaborating with the digital assets industry and the public towards establishing an appropriate regulatory framework. Certain members of Congress have also outlined a proposed bicameral roadmap for digital asset legislation to address inconsistencies in digital asset classifications. In 2023, the D.C. Circuit Court found that the SEC’s denial of the Grayscale Bitcoin Trust’s listing was “arbitrary and capricious” under the Administrative Procedures Act in light of the SEC’s approval of two similar bitcoin futures-based exchange-traded products (“ETPs”). In the immediate aftermath of this court decision, the price of bitcoin increased from nearly $26,000 to over $28,100 and reached record highs during 2025 before retreating. The exact timeline and impact of these recent regulatory developments on the Trust’s business is uncertain and it is not possible to predict at this time what risks, if any, that regulatory developments may pose to the Trust, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

•	The loss or destruction of a private key required to access a digital asset such as bitcoin may be irreversible. If a private key is lost, destroyed or otherwise compromised, including by the Bitcoin Custodian, the Trust will be unable to access the bitcoin corresponding to that private key, resulting in loss.

•	Digital asset networks and the software used to operate them are in the early stages of development. Digital assets have experienced, and the Sponsor expects will experience in the future, sharp fluctuations in value. Given the infancy of the development of digital asset networks, parties may be unwilling to transact in digital assets, which would dampen the growth, if any, of digital asset networks, including the Bitcoin network. Because bitcoin is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and a theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

•	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, adversely affect their value.

•	Because bitcoins have no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin.

•	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, resulting in the creation of multiple separate networks, which could compete with one another for users, miners, and developers. This could adversely affect the Bitcoin network and bitcoin prices.

•	Governance of many digital asset networks, including the Bitcoin network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and solve challenges or lead to “forks”. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome current or future problems on the Bitcoin network.

•	The foregoing notwithstanding, the Bitcoin network’s software protocol is informally managed by a group of core developers that propose amendments to the Bitcoin network’s source code.

•	The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin network, the Bitcoin network will be subject to new protocols that may adversely affect the value of bitcoin.

•	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the software protocol of the Bitcoin network could damage the network, and adversely affect the value of bitcoin.

•	Bitcoin has only recently become selectively accepted as a means of payment by merchants and retail and commercial businesses, and use of bitcoin by consumers to pay such merchants and businesses remains limited. As a result, the price of bitcoin may be primarily determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

•	Miners, developers and users may switch to or adopt certain digital asset networks at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin network.

•	Over the past several years, digital asset mining operations have become more costly as they have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using specialized hardware or sophisticated machines. The reduction in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by miners, could be inadequate to incentivize miners to continue to perform mining activities. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell digital assets, earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price. Moreover, concentration of mining operations could lead to a small number of mining operations having significant control or influence over the Bitcoin network.

•	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin blockchain until a block is solved by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin network.

•	In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Bitcoin network becoming ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. While various actors in the Bitcoin community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

•	Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. This could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Trust from being able to complete the timely liquidation of bitcoin and withdrawal of assets from the Bitcoin Custodian even if the Sponsor determined that such liquidation were appropriate or suitable.

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

The price of bitcoin could drop precipitously (including to zero). Several factors may affect the price of bitcoin, including:

•	Regulatory changes, whether in or outside the United States, which inhibit (or ban) the holding and/or transacting in bitcoin. For example, while the recent activities under the current U.S. presidential administration and the SEC have indicated a desire to strengthen U.S. leadership in the digital assets space through the issuance of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States. It is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty.

•	Global bitcoin existence was approximately 19,970,000, as of December 31, 2025, although not all of such bitcoin were in circulation as of such date, which amount varies day-over-day. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying and accessing bitcoin, institutional demand for bitcoin as an investment asset, consumer demand for bitcoin as a means of payment, regulatory or legislative developments and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long term;

•	The adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin network, and speculative expectations related thereto;

•	Forks in the Bitcoin network;

•	Disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset platform FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection;

•	The filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, and the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023;

•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or bitcoin, and digital asset and fiat currency conversion and exchange rates;

•	Regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

•	Developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective;

•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the bitcoin markets;

•	Increased competition from other forms of digital assets or payment services, including digital currencies constituting legal tender that may be issued in the future by central banks, or digital assets meant to serve as a medium of exchange by major private companies or other institutions.

•	Global or regional political, economic or financial conditions, events and situations;

•	Consumer and investor preferences and perceptions of bitcoin specifically and digital assets generally;

•	Decreased confidence in bitcoin or digital asset platforms generally due to the failure of certain bitcoin or digital asset platforms or their being subject to hacks, such as the February 2025 hack of the crypto exchange Bybit Fintech Limited (“Bybit”) that resulted in the theft of over $1.5 billion of ETH, service outages, regulatory action, or manipulative trading activity, as well as to the increase or lack of regulation and transparency associated with some of them;

•	Fiat currency withdrawal and deposit policies on bitcoin platforms;

•	The liquidity of bitcoin markets;

•	Levels of speculative interest and trading activity in bitcoin and other digital asset markets;

•	Large transfers, transactions, or sales of bitcoin by significant holders of bitcoin, including accounts held by centralized exchanges (such as in liquidation), amounts re-entering the market related to dormant accounts or addresses (including those attributed to Satoshi Nakamoto), in addition to investment and trading activities of large holders of bitcoin in general;

•	A “short squeeze” resulting from speculation on the price of bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;

•	An active derivatives market for bitcoin or for digital assets generally;

•	Negative publicity, media, or social media coverage or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industries or markets, which may include (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process; (v) the restriction of access to cryptocurrency by service providers or financial institutions, such as banks, disallowing the purchase of cryptocurrency;

•	Fees associated with processing a bitcoin transaction and the speed at which bitcoin transactions are settled; and

•	The availability and cost of funding and capital.

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

Forks have occurred already to the Bitcoin network. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. There have been other contentious disputes over changes to the Bitcoin network’s source code, though these have not led to hard forks. For example, the predominant software implementation used to access the Bitcoin network is Bitcoin Core. The October 2025 release of the updated Bitcoin Core client (version 30) removed a long-standing limit on the inclusion of non-transaction-related data in blocks, the effect of which is to permit larger amounts of arbitrary data to be embedded in transactions. This change has prompted debate within the bitcoin community. Because the change is backwards-compatible, rather than a hard fork, certain previous versions of the Bitcoin Core client remain operable, and it remains interoperable with other clients, such as Bitcoin Knots. Some participants have expressed concerns that such changes could facilitate the inclusion of illegal or non-transaction-related content on the Bitcoin blockchain or could introduce new or unknown software vulnerabilities. In response, certain miners and users have reportedly adopted alternative client software implementations to access the Bitcoin network, such as Bitcoin Knots. There is a risk that unresolved divisions could lead to community fragmentation which, if they grew sufficiently severe and were not resolved, eventually a future Bitcoin network hard fork could occur, which may adversely affect the security or stability of the Bitcoin network (such as if miners leave the original Bitcoin network for the forked network), reduce or impede the adoption of bitcoin overall, or cause bitcoin or the Shares to lose value.

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

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum platforms through at least October 2016. An Ethereum platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack.

As another example of the effects of hard forks on digital assets, on September 15, 2022, the Ethereum Network completed its Merge, moving from a proof-of-work model to a proof-of-stake model. Ethereum proof-of-work miners who disagreed with the new consensus mechanism forked the network which resulted in the Ethereum proof-of-work network. Ethereum proof-of-work network was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to proof-of-stake. The vast majority of token holder votes preferred the new proof-of-stake consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped Ethereum proof-of-work network tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the Ethereum proof-of-work network token almost immediately lost most of its value.

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

Spot markets on which bitcoin trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information. Any actual or perceived false trading in the digital asset markets, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin. To the extent that wash trading either occurs or appears to occur in spot markets on which bitcoin trades, investors may develop negative perceptions about bitcoin and the digital assets industry more broadly, which could adversely impact the price of bitcoin and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset platforms at a relative competitive disadvantage.

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

The Shares are designed to mirror as closely as possible the performance of the price of bitcoin, as determined by the Reference Rate, and the value of the Shares relates directly to the value of the bitcoin held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid fees and expenses). The Reference Rate is derived from the transaction prices on electronic marketplaces where platform participants may first use fiat currency to trade, buy and sell bitcoin based on bid-ask trading. The Reference Rate uses U.S. dollar-denominated trading data from bitcoin platforms to determine its value. Whether a bitcoin platform is considered eligible to be included in the Reference Rate’s calculation depends on considerations such as depth of liquidity, compliance with applicable legal and regulatory requirements, data availability, domicile and acceptance of U.S. dollar deposits. The price of bitcoin has fluctuated widely over the past several years and may continue to experience significant price fluctuations. Several factors may affect the Reference Rate, including, but not limited to:

•	Total bitcoin in existence was approximately 19,970,000 as of December 31, 2025;

•	Global bitcoin demand, which is influenced by the growth of retail merchants’ and commercial businesses’ acceptance of bitcoin as payment for goods and services, the security of online bitcoin platforms and digital wallets that hold bitcoin, the perception that the use and holding of bitcoin is safe and secure, the lack of regulatory restrictions on their use and the reputation of bitcoin for illicit use;

•	Global bitcoin supply, which is influenced by similar factors as global bitcoin demand, in addition to fiat currency needs by miners (for example, to invest in equipment or pay electricity bills) and taxpayers who may liquidate bitcoin holdings around tax deadlines to meet tax obligations;

•	Investors’ expectations with respect to the rate of inflation of fiat currencies;

•	Investors’ expectations with respect to the rate of deflation of bitcoin;

•	Interest rates;

•	Currency exchange rates, including the rates at which bitcoin may be exchanged for fiat currencies;

•	Fiat currency withdrawal and deposit policies of bitcoin platforms and liquidity of such bitcoin platforms;

•	Interruptions in service from or failures of major bitcoin platforms;

•	Cyber theft of bitcoin from online bitcoin wallet providers, or news of such theft from such providers, or from individuals’ bitcoin wallets;

•	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in bitcoin;

•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

•	Regulatory measures, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the bitcoin market;

•	The availability and popularity of businesses that provide bitcoin-related services;

•	The maintenance and development of the open-source software protocol of the Bitcoin network;

•	Increased competition from other forms of cryptocurrency or payments services;

•	Global or regional political, economic or financial events and situations;

•	Expectations among Bitcoin economy participants that the value of bitcoin will soon change; and

•	Fees associated with processing a bitcoin transaction.

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

In addition, over the past several years, some bitcoin platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such bitcoin platforms were not compensated or made whole for the partial or complete losses of their account balances in such bitcoin platforms. While smaller bitcoin platforms are less likely to have the infrastructure and capitalization that make larger bitcoin platforms more stable, larger bitcoin platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest bitcoin platforms could be subject to abrupt failure with consequences for both users of bitcoin platforms and the Bitcoin industry and market as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other bitcoin platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large bitcoin platform. The value of bitcoin immediately decreased over 10% following reports of the theft at Bitfinex and the shares suffered a corresponding decrease in value. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct bitcoin platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in June 2020 the platform suffered another data breach that resulted in the unauthorized access to its domain registration service, forcing the Japanese platform to halt its crypto remittance service. In February 2018, the Italian digital asset platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest bitcoin platforms, Binance, was hacked, resulting in losses of approximately $40 million. The Spanish cryptocurrency platform, 2gether, disclosed in August 2020 that a cyberattack against its platform resulted in $1.45 million in crypto assets-about one-third of the firm’s holdings at that time-being stolen. More recently, in November 2022, FTX, one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges against certain of FTX’s and its affiliates’ senior executives, including its former CEO (and the CEO was subsequently convicted by a jury of fraud). Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2025, bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2025, there were over 29 million alternative digital assets tracked by CoinMarketCap, having a total market-capitalization of approximately $2.96 trillion (including the approximately $1.754 trillion market cap of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect an investment in the Shares.

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

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk), or the potential unavailability or exhaustion of the Trust’s ability to borrow bitcoin or cash as trade credits (“Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Reference Rate used to determine the NAV, particularly when considering that the trading prices for bitcoin have exhibited high levels of volatility and may continue to do so. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses.

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

Risk Factors Associated with Regulation

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network (“FinCEN”), SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset trading platform market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

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

U.S. federal and state regulators have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Beginning in early 2025, the current administration took steps to strengthen U.S. leadership in the digital assets space, including through the use of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States. On January 23, 2025, President Trump issued an Executive Order that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and crypto that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States. The GENIUS Act, which establishes a federal regulatory framework for stablecoins, was passed by the U.S. Congress and signed into law by President Trump on July 18, 2025. In addition, proposed digital assets market infrastructure legislation, the CLARITY Act, continues to progress. In July 2025, the U.S. Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued a statement for banking organizations regarding the safekeeping of digital assets, which focused on how existing laws, regulations and risk management principles apply to such activities, and signaled additional progress in the increasing regulatory clarity for digital assets by key financial regulators in the United States.

In January 2025, the then Acting SEC Chairman Uyeda established a new “Crypto Task Force,” led by Commissioner Hester Peirce, with the intent to develop a comprehensive and clear regulatory framework for digital assets. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking, which has held a series of roundtables focused on digital asset-related initiatives. Moreover, the SEC dismissed or paused ongoing enforcement actions or investigations against certain digital asset platforms and companies, including Coinbase, Binance, Kraken and Uniswap, during the first quarter of 2025.

At this time, it is not possible to predict with certainty whether, or when, any of these legislative and regulatory developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

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

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset trading platform, for similar violations. The requirement that trading platforms that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the trading platforms involved in the sale of tokens in an initial coin offering (“ICO”) may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

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

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

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

Governance Related to Cybersecurity Risks

The cybersecurity risk management program and related operations and processes are directed by WisdomTree Inc.’s CIO. Currently, the CIO role is held by an individual who has been in the role for over ten years, has over 24 years of cybersecurity, information technology and systems engineering experience, and has advanced training in the field of technology.

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

As of December 31, 2025, cybersecurity risks have not materially affected the Trust’s business strategy, results of operations or financial condition. However, the Trust can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect the Trust. For more information regarding the risks the Trust faces from cybersecurity threats, see Item 1A. “Risk Factors” included in this report.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 11, 2024, the Shares commenced trading on Cboe BZX Exchange, Inc. under the ticker symbol “BTCW”.

Holders

As of February 28, 2026, there were approximately fifty-seven (57) DTC participating shareholders of record of the Trust. Because all of the Trust’s Shares are held by brokers and other institutions or intermediaries on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust has no record of paying cash dividends and has no intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

WisdomTree, Inc., the parent of the Sponsor, purchased: (i) 1,000 Shares at a price per Share of $50 on December 22, 2023 for proceeds of $50,000, and (ii) 49,000 Shares at a price per Share of $50 on January 8, 2024 for proceeds of $2,450,000, for a total of $2,500,000. On December 16, 2024, 50,000 shares were sold for proceeds $5,637,003. The issuance of such Shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the 1933 Act. On January 10, 2024, the Trust’s registration statement on Form S-1/A (File No. 333-254134) was declared effective pursuant to which the Trust registered an unlimited number of Shares. As of December 31, 2025, WisdomTree Inc. did not own any outstanding Shares of the Trust.

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Creation Units from Authorized Participants during the three months ended December 31, 2025 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2025 to October 31, 2025	—	$—
November 1, 2025 to November 30, 2025	60,000	100.43
December 1, 2025 to December 31, 2025	—	—
Total	60,000	$100.43

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

As of December 31, 2025 (the last business day), the Trust had a net closing balance of 1,598.2538 bitcoins with a value of $139,552,377 based on the Reference Rate Price of $87,315.53, which is calculated pursuant to non-GAAP methodology. As of December 31, 2025, the total market value of the Trust's bitcoin was $139,717,030, based on the price of a bitcoin in the principal market of $87,418.55. For the twelve-month period ended December 31, 2025, the Trust determined that Coinbase was its principal market.

The following chart illustrates the movement in the Market Price per Share and the Trust's NAV per Share for the fiscal year ended December 31, 2025.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the period ended December 31, 2025.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price+	Principal Market Price
For the fiscal year ended December 31, 2025	$125,663.20	$124,387.25	10/6/25	$76,737.31	$75,012.31	4/8/25	$87,315.53	$87,418.55

+ The Reference Rate Price shown is as of the last business day during the period.

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

The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable annual Sponsor Fee percentage multiplied by the Trust’s NAV) and paid on a monthly basis. To cover the Sponsor’s Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert bitcoin held by the Trust into U.S. dollars. Because the Trust does not have any income, it will need to sell bitcoin to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities are sales of bitcoin held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to sell bitcoin to pay the Sponsors Fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

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

Results of Operations

Selected Financial Highlights for the Fiscal Year ended December 31, 2025 and the Fiscal Year ended December 31, 2024

	For the Fiscal Year ended December 31, 2025	For the Fiscal Year ended December 31, 2024
Net investment loss	$(515,401)	$(290,625)
Net realized and unrealized gain (loss) on investment in bitcoin	$(36,154,047)	$128,766,609
Net increase (decrease) in net assets resulting from operations	$(36,669,448)	$128,475,984
Net assets	$139,686,992	$360,517,232

Net realized and unrealized loss on investment in bitcoin for the fiscal year ended December 31, 2025 was $(36,154,047) which includes a net decrease in unrealized appreciation on investment in bitcoin of $(94,408,359). The net realized and unrealized loss on investment in bitcoin for the fiscal year ended December 31, 2025 was driven by bitcoin price depreciation from $93,358.58 per bitcoin as of December 31, 2024 to $87,418.55 per bitcoin as of December 31, 2025. Net decrease in net assets resulting from operations was $(36,669,448) for the fiscal year ended December 31, 2025 which consisted of net investment loss of $(515,401), net realized gain of $58,254,312 and a $(94,408,359) net decrease in unrealized appreciation on investment in bitcoin. Net assets decreased to $139,686,992 at December 31, 2025 and total return (based on NAV per Share) for the twelve-month period was (6.59)%. For the fiscal year ended December 31, 2025, the $(220,830,240) net decrease in net assets resulted from the aforementioned bitcoin price depreciation, net investment loss, net realized gain and by $(184,160,792) of net decrease resulting from capital share transactions.

Net realized and unrealized gain on investment in bitcoin for the fiscal year ended December 31, 2024 was $128,766,609 which includes a net increase in unrealized appreciation on investment in bitcoin of $127,561,373. Increase in net realized and unrealized gain on investment in bitcoin for the fiscal year ended December 31, 2024 was driven by bitcoin price appreciation from $46,411.68 per bitcoin as of January 10, 2024 (the end of day price prior to the commencement of operations) to $93,358.58 per bitcoin as of December 31, 2024. Net increase in net assets resulting from operations was $128,475,984 for the fiscal year ended December 31, 2024 which consisted of net investment loss of $(290,625), net realized gains of $1,205,236 and a $127,561,373 net increase in unrealized appreciation on investment in bitcoin. Net assets increased to $360,517,232 at December 31, 2024 and total return (based on NAV per Share) for the fiscal year was 98.08%. For the fiscal year ended December 31, 2024, the $360,467,232 net increase in net assets resulted from the aforementioned bitcoin price appreciation, net investment loss, net realized gain and by $231,991,248 of net increase resulting from capital share transactions.

Performance Summary

For the fiscal year ended December 31, 2025, the Exchange market value of each Share decreased from $98.65 per Share to $92.68 per Share. The Share price low and high for the fiscal year ended December 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $81.29 per Share (-17.60%) on April 8, 2025, and a high of $132.96 per Share (+34.78%) on October 6, 2025. For the fiscal year ended December 31, 2025, the total return for the Trust on a market value basis was -6.05%.

Bitcoin ended 2025 in negative territory despite strong gains during the second and third quarters. After a weak first quarter-driven by macroeconomic worries, deteriorating investor sentiment, heavy outflows from crypto ETPs, and the ByBit hack, bitcoin staged a robust recovery mid-year. Improving risk appetite and renewed institutional demand accelerated ETP inflows, and a series of U.S. legislative developments, including progress on the CLARITY Act, GENIUS Act, Anti-CBDC Surveillance Act, and an executive order permitting crypto in retirement accounts served as tailwinds for digital assets. Additional support came from Federal Reserve rate cuts and rising uncertainty around the potential U.S. government shutdown. However, the fourth quarter pared these gains. A broad risk-off environment took hold as hawkish Federal Reserve signals emerged ahead of the December rate cut, compounded by the U.S. government shutdown, widespread forced liquidations of leveraged positions, and technical breakdowns as bitcoin failed to hold key support levels. Market sentiment deteriorated sharply and spot crypto ETPs posted record outflows in November, as the Crypto Fear & Greed Index plunged into “extreme fear.”

For the period January 11, 2024 (commencement of trading) to December 31, 2024, the Exchange market value of each Share increased from $49.32 per Share to $98.65 per Share. The Share price low and high for the period ended December 31, 2024 and related change from the Share price on January 11, 2024 was as follows: Shares traded at a low of $41.65 per Share (-15.55%) on January 23, 2024, and a high of $113.42 per Share (+129.97%) on December 17, 2024. For the fiscal period ended December 31, 2024, the total return for the Trust on a market value basis was +100.02%.

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

Critical Accounting Estimates

Fair Value Determination

The Reference Rate used to determine the net asset value of the Trust may not be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with GAAP, including the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and utilizes a platform-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust obtains a price from a principal market (or in the absence of a principal market, the most advantageous market) for bitcoin, which may be through a third-party vendor or directly from such principal market. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs.

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through bitcoin trading counterparties, in multiple markets, and its application of ASC 820-10 reflects this fact. The Trust anticipates that, while multiple venues and types of markets will be available to the bitcoin trading counterparties from whom the Sponsor acquires or disposes of the Trust’s bitcoin, the principal market in each scenario is determined by looking at the market-based level of volume and bitcoin trading activity and whether the Trust has access to that market. Bitcoin trading counterparties, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market, the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the preparation of quarterly and annual financial statements.

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable bitcoin trading venues or platform markets, which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include, but are not limited to, the Constituent Bitcoin Platforms used to calculate the Reference Rate. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin and determines whether the Trust has access to that market venue. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 11:59 p.m. ET as the principal market price.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025, based on the framework in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Trust does not have any directors, officers or employees. The Sponsor has arranged for the creation and operation of the Trust.

The following persons serve in the below capacities on behalf of the Sponsor:

Name and Year of Birth	Position(s) Held with the Sponsor	Length of Time Served	Principal Occupation(s) During the Past Five Years
Jeremy Schwartz (1981)	Chief Executive Officer	March 2021-Present	Global Chief Investment Officer for WisdomTree since 2021; Global Head of Research from 2018 to 2021.
David Castano (1971)	Chief Financial Officer and Treasurer	March 2021-Present	Head of Fund Accounting & Administration, WisdomTree Asset Management, Inc. since 2020.
Joanne Antico (1975)	Chief Legal Officer and Secretary	January 2026-Present	General Counsel at WisdomTree Asset Management since 2021; Assistant General Counsel at WisdomTree Asset Management from 2016 to 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Trust. The Trust pays the Sponsor a Sponsor Fee of 0.25% per annum of the Trust’s average daily net assets. The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable Sponsor Fee percentage multiplied by the Trust’s NAV) and paid on a monthly basis. The Sponsor previously waived the entire Sponsor Fee on the first $1 billion of Trust assets for the 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee. The Sponsor may, in its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. For the fiscal year ended December 31, 2025, the Trust incurred a Sponsor Fee of $515,401 of which $485,363 had been paid as of December 31, 2025. For the month of December 2025, the Trust incurred a Sponsor Fee of $30,038, which was unpaid as of December 31, 2025, and is reported as a liability on the Statement of Assets and Liabilities.

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

The Seed Investor

WisdomTree, Inc., the parent of the Sponsor, purchased: (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000, resulting in total ownership of 50,000 Shares. On December 16, 2024, 50,000 shares were sold for proceeds $5,637,003. As of December 31, 2025, WisdomTree Inc. did not own any outstanding Shares of the Trust.

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

Proprietary and Individual Trading/Other Clients

The Sponsor and its respective directors, officers, employees and/or affiliates (and the affiliates’ directors, officers and employees) may trade in the bitcoin, cryptocurrency, derivative or other markets for their own accounts and for the accounts of their clients, and in doing so may take positions opposite to those held by the Trust or may compete with the Trust for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Trust. Further, such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the bitcoin held by the Trust and, consequently, on the market value of bitcoin. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust or its Shares. Records of proprietary trading and trading on behalf of other clients are not available for inspection by Shareholders. Internal written trading policies are also not available for inspection by Shareholders.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Ernst and Young LLP for the years ended December 31, 2025 and December 31, 2024.

	2025	2024
Audit fees	$193,800	$190,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$193,800	$190,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved the services provided by the Trust’s independent registered public accounting firm described above. Fees of such services are paid for by the Sponsor and the Sponsor pre-approves, including for the year ended December 31, 2025, all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Filed Herewith

4.1	Second Amended and Restated Trust Agreement, dated as of January 6, 2024	S-1/A	333-254134	3.1	1/8/2024
4.2	Certificate of Trust	S-1	333-254134	3.2	3/11/2021
4.3	Amended Certificate of Trust	S-1/A	333-254134	3.3	12/18/2023
4.6	Description of Registrant’s Securities	10-K	333-254134	4.5	3/27/2025
10.1	Coinbase Prime Execution Agent Agreement (including Trade Financing Agreement)	S-1/A	333-254134	10.1	12/29/2023
10.2	Coinbase Custodial Services Agreement (included in Exhibit 10.1)	S-1/A	333-254134	10.1	12/29/2023
10.3	Marketing Agent Agreement, dated as of December 29, 2023	S-1/A	333-254134	10.3	12/29/2023
10.4	Custody Agreement (Cash and Cash Equivalents), dated as of November 15, 2024					X
10.5	Trust Administration Agreement (including Accounting), dated as of November 15, 2024					X
10.6	Transfer Agency Agreement, dated as of November 15, 2024					X
10.7	Form of Authorized Participant Agreement	S-1/A	333-254134	10.7	12/29/2023
14.1	Code of Conduct	10-K	333-254134	14.1	3/27/2025
19.1	Insider Trading Policies and Procedures	10-K	333-254134	19.1	3/27/2025
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Clawback Policy	10-K	333-254134	97.1	3/29/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, in the capacities* indicated, thereunto duly authorized.

Signature	Title	Date

/s/ Jeremy Schwartz Jeremy Schwartz	Chief Executive Officer (Principal Executive Officer)*	March 27, 2026

/s/ David Castano David Castano	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*	March 27, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

WISDOMTREE BITCOIN FUND

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of WisdomTree Bitcoin Fund

Opinion on the Financial Statement

We have audited the accompanying statement of assets and liabilities of WisdomTree Bitcoin Fund (the “Trust”) as of December 31, 2025 and 2024, and the schedules of investment as of December 31, 2025 and 2024, the related statement of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, the results of its operations, and the changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Ernst & Young LLP

We have served as the auditor of one or more WisdomTree investment companies since 2006.

New York, New York

March 27, 2026

WisdomTree Bitcoin Fund

Statements of Assets and Liabilities

December 31, 2025 and December 31, 2024

	December 31, 2025	December 31, 2024

ASSETS:
Investment in bitcoin, at cost	$106,564,016	$233,035,069
Investment in bitcoin, at fair value (Note 2)	139,717,030	360,596,442
Total Assets	139,717,030	360,596,442
LIABILITIES:
Sponsor Fee payable (Note 3)	30,038	79,210
Total Liabilities	30,038	79,210
COMMITMENTS AND CONTINGENCIES (Note 4)	–	–
NET ASSETS	$139,686,992	$360,517,232

Net Assets consist of:
Capital Stock	$47,880,456	$232,041,248
Total earnings (loss)	91,806,536	128,475,984
NET ASSETS	$139,686,992	$360,517,232
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	1,510,000	3,640,000
Net Asset Value Per Share	$92.51	$99.04

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

December 31, 2025

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	1,598	$139,717,030
TOTAL INVESTMENT IN BITCOIN
(Cost: $106,564,016)		139,717,030
Liabilities in excess of Other Assets – (0.0)%		(30,038)
NET ASSETS – 100.0%		$139,686,992
(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets	Other Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$139,717,030	$–	$–	$139,717,030
Total Investment in bitcoin	$139,717,030	$–	$–	$139,717,030

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

December 31, 2024

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	3,862	$360,596,442
TOTAL INVESTMENT IN BITCOIN
(Cost: $233,035,069)		360,596,442
Liabilities in excess of Other Assets – (0.0)%		(79,210)
NET ASSETS – 100.0%		$360,517,232

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets	Other Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$360,596,442	$–	$–	$360,596,442
Total Investment in bitcoin	$360,596,442	$–	$–	$360,596,442

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024*
INVESTMENT INCOME:
Total investment income	$–	$–

EXPENSES:
Sponsor Fee (Note 3)	515,401	366,373
Total expenses	515,401	366,373
Expense waiver (Note 3)	–	(75,748)
Net expenses	515,401	290,625
Net investment loss	(515,401)	(290,625)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	203,713	34,970
Net realized gain from investment in bitcoin sold for redemption of Shares	58,050,599	1,170,266
Net increase (decrease) in unrealized appreciation (depreciation) on investment in bitcoin	(94,408,359)	127,561,373
Net realized and unrealized gain (loss) on investment in bitcoin	(36,154,047)	128,766,609
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(36,669,448)	$128,475,984

*	Commencement of operations date January 11, 2024. The commencement of operations date is considered to be the date WisdomTree Bitcoin Fund began trading in the secondary market.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets

	For the year ended December 31, 2025	For the year ended December 31, 2024*

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(515,401)	$(290,625)
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	203,713	34,970
Net realized gain from investment in bitcoin sold for redemption of Shares	58,050,599	1,170,266
Net increase (decrease) in unrealized appreciation on investment in bitcoin	(94,408,359)	127,561,373
Total increase (decrease) in net assets resulting from operations	(36,669,448)	128,475,984

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of Shares	42,253,079	245,565,074
Cost of Shares redeemed	(226,413,871)	(13,573,826)
Net increase (decrease) in net assets resulting from capital share transactions	(184,160,792)	231,991,248
Net Increase (Decrease) in Net Assets	(220,830,240)	360,467,232

NET ASSETS:
Beginning of period	$360,517,232	$50,000
End of period	$139,686,992	$360,517,232

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	3,640,000	1,000
Shares created	385,000	3,849,000
Shares redeemed	(2,515,000)	(210,000)
Shares outstanding, end of period	1,510,000	3,640,000

*	Commencement of operations date January 11, 2024. The commencement of operations date is considered to be the date WisdomTree Bitcoin Fund began trading in the secondary market.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(36,669,448)	$128,475,984
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(42,253,604)	(241,768,512)
Proceeds from sales of bitcoin sold for net redemption of Shares	226,414,396	9,727,264
Proceeds from sales of bitcoin sold to pay Sponsor Fee	564,573	211,415
Net realized gain on investment in bitcoin	(58,254,312)	(1,205,236)
Net change in unrealized appreciation from investment in bitcoin	94,408,359	(127,561,373)
Changes in assets and liabilities:
Increase (decrease) in Sponsor Fee payable, net	(49,172)	79,210
Net cash provided by (used for) operating activities	184,160,792	(232,041,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of Shares	42,253,079	245,565,074
Cost of Shares redeemed	(226,413,871)	(13,573,826)
Net cash provided by (used for) financing activities	(184,160,792)	231,991,248
Net increase (decrease) in cash	–	(50,000)
Cash at beginning of period	–	50,000
Cash at end of period	$–	$–

*	Commencement of operations date January 11, 2024. The commencement of operations date is considered to be the date WisdomTree Bitcoin Fund began trading in the secondary market.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Financial Statements

December 31, 2025

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

Investment Valuation – The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59 p.m. Eastern Standard Time on the financial statement measurement date.

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

The summary of fair valuations according to the inputs used in valuing the Trust’s assets as of the measurement date is included in a “Fair Valuation Summary” supplementary table in the Schedules of Investment.

For the years ended December 31, 2025 and 2024, there were no transfers into or out of Level 3 of the fair value hierarchy.

Income Taxes – The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders. Consequently, each sale of bitcoin by the Trust would constitute a taxable event to shareholders. The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. Open tax years are those years that are open for examination by the relevant income taxing authority. All tax years since inception remain open for examination. There were no examinations in progress at period end.

3.	EXPENSES, ORGANIZATION AND OFFERING COSTS

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor Fee is 0.25% per annum of the Trust’s average daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”), the Cash Custodian’s Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses. For the year ended December 31, 2025 and the period from January 11, 2024 (commencement of operations) through December 31, 2024, the Trust accrued a Sponsor Fee of $515,401 and $366,373, respectively.

For the period that commenced on January 11, 2024 through July 11, 2024, the Sponsor waived the Sponsor Fee for the first $1.0 billion of the Trust’s assets. After the close of business on July 11, 2024, the waiver expired and was not renewed. For the year ended December 31, 2024, the Sponsor Fee amount waived totaled $75,748.

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

For a redemption of Baskets, the Authorized Participant will be required to submit a redemption order by an early order cutoff time (the "Redemption Early Order Cutoff Time"). The Redemption Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. On the date of the Redemption Early Order Cutoff Time, the Trust may choose, in its sole discretion, to enter into a transaction with a bitcoin trading counterparty or the Prime Execution Agent, to sell bitcoin in exchange for cash. Also, on the date of the Redemption Order Early Cutoff, the Trust instructs the Bitcoin Custodian to prepare to move the associated bitcoin from the Trust's Vault Balance with the Bitcoin Custodian to the Trust's Trading Balance with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, a bitcoin trading counterparty or the Prime Execution Agent, as applicable, delivers the cash to the Trust associated with the Trust's sale of bitcoin, the Bitcoin Custodian delivers bitcoin to the bitcoin trading counterparty's account at the Prime Execution Agent or directly to the Prime Execution Agent, as applicable, and the Trust delivers cash to the Authorized Participant. In the event the Trust has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date, the Authorized Participant will be given the option to (1) cancel the redemption order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date. With respect to a redemption order, between the Trust and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized is selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

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

The Trust adopted FASB Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust's prospectus. The accounting policies are the same as those described in Note 2 -summary of significant accounting policies. The Chief Operating Decision Maker ("CODM") is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment's performance and to make decisions for the Trust's single segment, is consistent with that presented within the Trust's financial statements.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. Entities following ASC Topic 946, Financial Services-Investment Companies should continue to present amounts related to crypto assets in their financial statements in accordance with that industry-specific guidance. Management has evaluated ASU 2023-08 and determined that it does not have an impact on the Trust’s financial statements and related disclosures as the Trust presents its bitcoin investment in its financial statements in accordance with ASC Topic 946.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhance income tax disclosures, including amendments that require greater disaggregation of disclosures related to income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Management has evaluated ASU 2023-09 and determined that it does not have an impact on the Trust’s financial Statements and related disclosures as the Trust is classified as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required.

11.	FINANCIAL HIGHLIGHTS

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net asset value, beginning of period	$99.04	$50.00
Investment operations:
Net investment loss	(0.27)	(0.15)
Net realized and unrealized gain (loss)	(6.26)	49.19
Total from investment operations	(6.53)	49.04
Net asset value, end of period	$92.51	$99.04
TOTAL RETURN[1]	(6.59)%	98.08%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$139,687	$360,517
Ratios to average net assets of:
Expenses, net of expense waivers	0.25%	0.20%[2]
Expenses, prior to expense waivers	0.25%	0.25%[2]
Net investment loss	(0.25)%	(0.20)%[2]

[1]	Total return calculated for a period of less than one year is not annualized. For the period in which the Sponsor waived its fee, the total return would have been lower if such fee had not been waived (Note 3).

[2]	Annualized.

12.	QUARTERLY STATEMENT OF OPERATIONS

	Three months ended (unaudited)				For the Year Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	December 31, 2025
INVESTMENT INCOME:
Total investment income	$-	$-	$-	$-	$-

EXPENSES:
Sponsor Fee	$204,357	$95,918	$113,409	$101,717	$515,401
Total expenses	204,357	95,918	113,409	101,717	515,401
Net investment loss	(204,357)	(95,918)	(113,409)	(101,717)	(515,401)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	82,185	35,251	46,950	39,327	203,713
Net realized gain from investment in bitcoin sold for net redemption of Shares	50,761,410	5,477,209	-	1,811,980	58,050,599
Net increase (decrease) in unrealized appreciation on investment in bitcoin	(90,966,656)	31,742,090	10,775,996	(45,959,789)	(94,408,359)
Net realized and unrealized gain (loss) on investment in bitcoin	(40,123,061)	37,254,550	10,822,946	(44,108,482)	(36,154,047)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(40,327,418)	$37,158,632	$10,709,537	$(44,210,199)	$(36,669,448)

13.	SUBSEQUENT EVENTS

The Sponsor has evaluated all subsequent transactions and events through the date on which these financial statements were issued and has determined that no additional items require disclosure in these financial statements.

