Form 10-Q
period 2026-03-31
WisdomTree Bitcoin Fund
filed 2026-05-13
CIK 1850391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Shares as of March 31, 2026: 2,045,000

WISDOMTREE BITCOIN FUND

QUARTER ENDED MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) and in other SEC filings by the Trust, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this quarterly report refer to the Trust.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund
Statements of Assets and Liabilities
March 31, 2026 and December 31, 2025

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS:
Investment in bitcoin, at cost	$148,025,827	$106,564,016
Investment in bitcoin, at fair value (Note 2)	147,304,068	139,717,030
Total Assets	147,304,068	139,717,030
LIABILITIES:
Sponsor Fee payable (Note 3)	31,427	30,038
Total Liabilities	31,427	30,038
COMMITMENTS AND CONTINGENCIES (Note 5)	–	–
NET ASSETS	$147,272,641	$139,686,992

Net Assets consist of:
Capital Stock	$89,415,815	$47,880,456
Total earnings (loss)	57,856,826	91,806,536
NET ASSETS	$147,272,641	$139,686,992
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	2,045,000	1,510,000
Net Asset Value Per Share	$72.02	$92.51

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

March 31, 2026

(Unaudited)

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	2,163	$147,304,068
TOTAL INVESTMENT IN BITCOIN
(Cost: $148,025,827)		147,304,068
Liabilities in excess of Other Assets – (0.0)%		(31,427)
NET ASSETS – 100.0%		$147,272,641
(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$147,304,068	$—	$—	$147,304,068
Total Investment in bitcoin	$147,304,068	$—	$—	$147,304,068

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

December 31, 2025

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	1,598	$139,717,030
TOTAL INVESTMENT IN BITCOIN
(Cost: $106,564,016)		139,717,030
Liabilities in excess of Other Assets – (0.0)%		(30,038)
NET ASSETS – 100.0%		$139,686,992
(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets	Other Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$139,717,030	$–	$–	$139,717,030
Total Investment in bitcoin	$139,717,030	$–	$–	$139,717,030

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Operations (Unaudited)

	For the Three Months ended March 31, 2026	For the Three Months ended March 31, 2025
INVESTMENT INCOME:
Total investment income	$—	$—

EXPENSES:
Sponsor Fee (Note 3)	87,333	204,357
Total expenses	87,333	204,357
Net investment loss	(87,333)	(204,357)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	12,396	82,185
Net realized gain from investment in bitcoin sold for redemption of Shares	–	50,761,410
Net change in unrealized appreciation/depreciation on investment in bitcoin	(33,874,773)	(90,966,656)
Net realized and unrealized loss on investment in bitcoin	(33,862,377)	(40,123,061)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(33,949,710)	$(40,327,418)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets (Unaudited)

	For the Three Months ended March 31, 2026	For the Three Months ended March 31, 2025

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(87,333)	$(204,357)
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	12,396	82,185
Net realized gain from investment in bitcoin sold for redemption of Shares	—	50,761,410
Net change in unrealized appreciation/depreciation on investment in bitcoin	(33,874,773)	(90,966,656)
Total decrease in net assets resulting from operations	(33,949,710)	(40,327,418)

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	41,535,359	28,912,276
Cost of shares redeemed	—	(196,526,533)
Net increase (decrease) in net assets resulting from capital share transactions	41,535,359	(167,614,257)
Net Increase (Decrease) in Net Assets	7,585,649	(207,941,675)

NET ASSETS:
Beginning of period	$139,686,992	$360,517,232
End of period	$147,272,641	$152,575,557

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	1,510,000	3,640,000
Shares created	535,000	275,000
Shares redeemed	—	(2,180,000)
Shares outstanding, end of period	2,045,000	1,735,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Cash Flows (Unaudited)

	For the Three Months ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net decrease in net assets resulting from operations	$(33,949,710)	$(40,327,418)
ADJUSTMENTS TO RECONCILE NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(41,535,359)	(28,912,745)
Proceeds from bitcoin sold for net redemption of Shares	—	196,527,063
Proceeds from bitcoin sold to pay Sponsor Fee	85,944	237,654
Net realized gain on investment in bitcoin	(12,396)	(50,843,595)
Net change in unrealized appreciation/depreciation from investment in bitcoin	33,874,773	90,966,656
Changes in assets and liabilities:
Increase (decrease) in Sponsor Fee payable	1,389	(33,297)
Net cash provided by (used for) operating activities	(41,535,359)	167,614,318
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	41,535,359	28,912,276
Cost of shares redeemed	—	(163,994,799)
Net cash provided by (used for) financing activities	41,535,359	(135,082,523)
Net increase (decrease) in cash	—	32,531,795
Cash at beginning of period	—	—
Cash at end of period	$—	$32,531,795

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements

March 31, 2026

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

Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”) is the custodian of the Trust with respect to the Trust’s bitcoin holdings, and The Bank of New York Mellon (“BNY”) serves as cash custodian, administrator, fund accountant, and transfer agent for the Trust (the “Trust Administrator” or the “Cash Custodian”).

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

Use of Estimates – The preparation of financial statements in conformity with GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of increases and decreases in the net assets from operations during the reporting period. Actual results could differ from those estimates.

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

For the three months ended March 31, 2026 and the fiscal year ended December 31, 2025, there were no transfers into or out of Level 3 of the fair value hierarchy.

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

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust agreement and as set forth in the Prospectus. The Sponsor Fee is 0.25% per annum of the Trust’s average daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Bitcoin Custodian, the Cash Custodian’s Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses. For the three months ended March 31, 2026 and 2025, the Trust accrued a Sponsor Fee of $87,333 and $204,357, respectively.

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

4.	RELATED PARTY TRANSACTIONS

Certain series of the WisdomTree Trust, an open-end management investment company registered under the Investment Company Act of 1940 and an affiliate of the Sponsor, may, in accordance with their respective investment strategies, purchase shares of the Trust in the secondary market. As of March 31, 2026, one or more WisdomTree Trust funds held approximately 9% of the Trust’s outstanding shares.

5.	COMMITMENTS AND CONTINGENCIES

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

For a redemption of Baskets, the Authorized Participant will be required to submit a redemption order by an early order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. On the date of the Redemption Early Order Cutoff Time, the Trust may choose, in its sole discretion, to enter into a transaction with a bitcoin trading counterparty or the Prime Execution Agent, to sell bitcoin in exchange for cash. Also on the date of the Redemption Order Early Cutoff, the Trust instructs the Bitcoin Custodian to prepare to move the associated bitcoin from the Trust’s Vault Balance with the Bitcoin Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, a bitcoin trading counterparty or the Prime Execution Agent, as applicable, delivers the cash to the Trust associated with the Trust’s sale of bitcoin, the Bitcoin Custodian delivers bitcoin to the bitcoin trading counterparty’s account at the Prime Execution Agent or directly to the Prime Execution Agent, as applicable, and the Trust delivers cash to the Authorized Participant. In the event the Trust has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date, the Authorized Participant will be given the option to (1) cancel the redemption order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date. With respect to a redemption order, between the Trust and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized is selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

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

The Trust adopted FASB Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements.

11.	FINANCIAL HIGHLIGHTS

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three month periods ended March 31, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Three Months Ended March 31, 2026 (Unaudited)	For the Three Months Ended March 31, 2025 (Unaudited)
Net asset value, beginning of period	$92.51	$99.04
Investment operations:
Net investment loss	(0.05)	(0.06)
Net realized and unrealized loss	(20.44)	(11.04)
Total from investment operations	(20.49)	(11.10)
Net asset value, end of period	$72.02	$87.94
TOTAL RETURN[1]	(22.15)%	(11.21)%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$147,273	$152,576
Ratios to average net assets of:
Expenses[2]	0.25%	0.25%
Net investment loss[2]	(0.25)%	(0.25)%

[1]	Total return calculated for a period of less than one year is not annualized.

[2]	Annualized.

12.	SUBSEQUENT EVENTS

The Sponsor has evaluated all subsequent transactions and events through the date on which these financial statements were issued and has determined that no additional items require disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, “Cautionary Note Regarding Forward-Looking Statements,” and the risks described in Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Overview

WisdomTree Bitcoin Fund (the “Trust”) is an exchange-traded fund that issues common shares of beneficial interest that are listed on the Cboe BZX Exchange, Inc. (the “Exchange”) under the ticker symbol “BTCW”. The Trust is a Delaware statutory trust, formed on March 8, 2021, pursuant to the Delaware Statutory Trust Act. The Trust operates pursuant to the Trust Agreement. The Trust offers Shares only to Authorized Participants in one or more blocks of 5,000 Shares based on the quantity of bitcoin attributable to each Share of the Trust. Each Share represents a fractional undivided beneficial interest in the net assets of the Trust.

The Trust’s investment objective is to gain exposure to the price of bitcoin, less expenses and liabilities of the Trust’s operations. In seeking to achieve its investment objective, the Trust will hold bitcoin and will value its Shares daily based on the CME CF Bitcoin Reference Rate - New York Variant (the “Reference Rate”).

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report.

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

Results of Operations

Selected Financial Highlights for the three months ended March 31, 2026 and 2025

	For the Three Months Ended March 31, 2026 (Unaudited)	For the Three Months Ended March 31, 2025 (Unaudited)
Net investment loss	$(87,333)	$(204,357)
Net realized and unrealized loss on investment in bitcoin	$(33,862,377)	$(40,123,061)
Net decrease in net assets resulting from operations	$(33,949,710)	$(40,327,418)
Net assets	$147,272,641	$152,575,557

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Net realized and unrealized loss on investment in bitcoin for the three months ended March 31, 2026 was $(33,862,377) which includes a net realized gain of $12,396 on the sale of bitcoin to pay the Sponsor’s Fee and a net change in unrealized appreciation/depreciation on investment in bitcoin of $(33,874,773). Net realized and unrealized loss on investment in bitcoin for the three-month period ending March 31, 2026 was driven by bitcoin price depreciation from $87,418.55 per bitcoin as of December 31, 2025 to $68,097.76 per bitcoin as of March 31, 2026.

Net decrease in net assets resulting from operations was $(33,949,710) for the three months ended March 31, 2026, which consisted of net investment loss of $(87,333), net realized gain of $12,396 and $(33,874,773) net change in unrealized appreciation/depreciation on investment in bitcoin. Net assets increased to $147,272,641 at March 31, 2026 and total return (based on NAV per Share) for the three months ended March 31, 2026 was (22.15)%. For the three months ended March 31, 2026, the $7,585,649 net increase in net assets resulted from the aforementioned net decrease in net assets resulting from operations in addition to a $41,535,359 increase resulting from capital share transactions.

Bitcoin traded lower during the first quarter of 2026. Digital asset markets experienced elevated volatility amid a combination of shifting global risk sentiment, tighter financial conditions, and ongoing uncertainty surrounding macroeconomic policy and regulatory developments. Periods of risk aversion weighed on investor demand for bitcoin, contributing to declining prices over the quarter. Together, weaker bitcoin pricing and continued market volatility led to net losses for the Trust during the period.

Net realized and unrealized loss on investment in bitcoin for the three months ended March 31, 2025 was $(40,123,061) which includes a net change in unrealized appreciation/depreciation on investment in bitcoin of $(90,966,656). Net realized and unrealized loss on investment in bitcoin for the three-month period ended March 31, 2025 was driven by bitcoin price depreciation from $93,358.58 per bitcoin as of December 31, 2024 to $82,944.98 per bitcoin as of March 31, 2025.

Net decrease in net assets resulting from operations was $(40,327,418) for the three months ended March 31, 2025, which consisted of net investment loss of $(204,357), net realized gain of $50,843,595 and $(90,966,656) in net change in unrealized appreciation/depreciation on investment in bitcoin. Net assets decreased to $152,575,557 at March 31, 2025 and total return (based on NAV per Share) for the three months ended March 31, 2025 was (11.21)%. For the three months ended March 31, 2025, the $(207,941,675) net decrease in net assets resulted from the aforementioned net decrease in net assets resulting from operations and by $(167,614,257) net decrease resulting from capital share transactions.

Bitcoin performed negatively in the first quarter of 2025 leading to losses for the Trust. While prices initially continued their year-end 2024 rally driven by the excitement from President Trump’s election, mounting economic concerns took the center stage for the rest of the quarter. Another headwind was the ByBit hack in late February 2025. Despite the negative price action, regulatory progress for digital assets remained constructive. In particular, executive orders establishing a strategic bitcoin reserve and digital assets stockpile, along with the SEC's repeal of Staff Accounting Bulletin No. 121, contributed to a more favorable long-term regulatory outlook for bitcoin.

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

As of March 31, 2026, the Trust had a net closing balance of 2,163.126 bitcoins with a value of $146,728,677 based on the Reference Rate Price of $67,831.76, which is calculated pursuant to non-GAAP methodology. As of March 31, 2026, the total market value of the Trust’s bitcoin was $147,304,068, based on the price of bitcoin in the principal market of $68,097.76. For the three-month period ended March 31, 2026, the Trust determined that Coinbase was its principal market.

The following chart illustrates the movement in the Market Price per Share and the Trust’s NAV per Share for the three months ended March 31, 2026.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the three months ended March 31, 2026.

	High			Low				End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date		Reference Rate Price‡	Principal Market Price
For the three-month period ended March 31, 2026	$97,546.85	$96,288.01	1/14/26	$63,891.62	$63,348.73	2/23/26	†	$67,831.76	$68,097.76

†	The date shown pertains to the Principal Market Price low. The date pertaining to the Reference Rate Price low was 2/5/26.
‡	The Reference Rate Price shown is as of the last business day during the period.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 3a-15(e) and 15d-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of March 31, 2026 the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the 1934 Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A summary of the principal factors that make an investment in the Shares speculative or risky are contained in the Trust’s 2025 Annual Report. There have been no material changes from the risk factors disclosed in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust did not redeem any Shares during the quarter ended March 31, 2026 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average price of Bitcoin Per Share
January 1, 2026 – January 31, 2026	NONE	—
February 1, 2026 – February 28, 2026	NONE	—
March 1, 2026 – March 31, 2026	NONE	—
Total	NONE	—

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

WisdomTree Bitcoin Fund

Dated: May 13, 2026	By:	/s/ Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: May 13, 2026	By:	/s/ David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

