Form 10-Q
period 2026-06-30
WisdomTree Bitcoin Fund
filed 2026-08-12
CIK 1850391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Shares as of June 30, 2026: 2,185,000

WISDOMTREE BITCOIN FUND

QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund
Statements of Assets and Liabilities
June 30, 2026 and December 31, 2025

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS:
Investment in bitcoin, at cost	$158,569,020	$106,564,016
Investment in bitcoin, at fair value (Note 2)	136,506,043	139,717,030
Total Assets	136,506,043	139,717,030
LIABILITIES:
Sponsor Fee payable (Note 3)	29,363	30,038
Total Liabilities	29,363	30,038
COMMITMENTS AND CONTINGENCIES (Note 5)	–	–
NET ASSETS	$136,476,680	$139,686,992

Net Assets consist of:
Capital Stock	$100,058,058	$47,880,456
Total earnings (loss)	36,418,622	91,806,536
NET ASSETS	$136,476,680	$139,686,992
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	2,185,000	1,510,000
Net Asset Value Per Share	$62.46	$92.51

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

June 30, 2026

(Unaudited)

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	2,310	$136,506,043
TOTAL INVESTMENT IN BITCOIN
(Cost: $158,569,020)		136,506,043
Liabilities in excess of Other Assets – (0.0)%		(29,363)
NET ASSETS – 100.0%		$136,476,680

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$136,506,043	$—	$—	$136,506,043
Total Investment in bitcoin	$136,506,043	$—	$—	$136,506,043

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

WisdomTree Bitcoin Fund

Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2026	For the Three Months ended June 30, 2025	For the Six Months ended June 30, 2026	For the Six Months ended June 30, 2025
INVESTMENT INCOME:
Total investment income	$–	$–	$–	$–

EXPENSES:
Sponsor Fee (Note 3)	99,448	95,918	186,781	300,275
Total expenses	99,448	95,918	186,781	300,275
Net investment loss	(99,448)	(95,918)	(186,781)	(300,275)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	2,462	35,251	14,858	117,436
Net realized gain from investment in bitcoin sold for redemption of Shares	–	5,477,209	–	56,238,619
Net change in unrealized appreciation /depreciation on investment in bitcoin	(21,341,218)	31,742,090	(55,215,991)	(59,224,566)
Net realized and unrealized gain (loss) on investment in bitcoin	(21,338,756)	37,254,550	(55,201,133)	(2,868,511)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(21,438,204)	$37,158,632	$(55,387,914)	$(3,168,786)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets

(Unaudited)

	For the Three Months ended June 30, 2026	For the Three Months ended June 30, 2025	For the Six Months ended June 30, 2026	For the Six Months ended June 30, 2025

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(99,448)	$(95,918)	$(186,781)	$(300,275)
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	2,462	35,251	14,858	117,436
Net realized gain from investment in bitcoin sold for redemption of Shares	–	5,477,209	–	56,238,619
Net change in unrealized appreciation/depreciation on investment in bitcoin	(21,341,218)	31,742,090	(55,215,991)	(59,224,566)
Total increase (decrease) in net assets resulting from operations	(21,438,204)	37,158,632	(55,387,914)	(3,168,786)

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	10,642,243	–	52,177,602	28,912,276
Cost of shares redeemed	–	(23,861,582)	–	(220,388,115)
Net increase (decrease) in net assets resulting from capital share transactions	10,642,243	(23,861,582)	52,177,602	(191,475,839)
Net Increase (Decrease) in Net Assets	(10,795,961)	13,297,050	(3,210,312)	(194,644,625)

NET ASSETS:
Beginning of period	$147,272,641	$152,575,557	$139,686,992	$360,517,232
End of period	$136,476,680	$165,872,607	$136,476,680	$165,872,607

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	2,045,000	1,735,000	1,510,000	3,640,000
Shares created	140,000	–	675,000	275,000
Shares redeemed	–	(275,000)	–	(2,455,000)
Shares outstanding, end of period	2,185,000	1,460,000	2,185,000	1,460,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Cash Flows

(Unaudited)

	For the Six Months ended June 30, 2026	For the Six Months ended June 30, 2025

Cash Flows from Operating Activities:
Net decrease in net assets resulting from operations	$(55,387,914)	$(3,168,786)
ADJUSTMENTS TO RECONCILE NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(52,177,602)	(28,912,745)
Proceeds from sales of bitcoin sold for net redemption of Shares	–	220,388,588
Proceeds from sales of bitcoin sold to pay Sponsor Fee	187,456	345,920
Net realized gain on investment in bitcoin	(14,858)	(56,356,055)
Net change in unrealized appreciation/depreciation from investment in bitcoin	55,215,991	59,224,566
Changes in assets and liabilities:
Decrease in Sponsor Fee payable	(675)	(45,649)
Net cash provided by (used for) operating activities	(52,177,602)	191,475,839
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	52,177,602	28,912,276
Cost of shares redeemed	–	(220,388,115)
Net cash provided by (used for) financing activities	52,177,602	(191,475,839)
Net increase (decrease) in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	$–	$–

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements

June 30, 2026

1.	ORGANIZATION

WisdomTree Bitcoin Fund (the “Trust”) is a Delaware statutory trust organized on March 8, 2021 under Delaware law pursuant to the Delaware Statutory Trust Act (the “DSTA”) and the Second Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust’s investment objective is to gain exposure to the price of bitcoin, less expenses and liabilities of the Trust’s operations. The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that are listed on the Cboe BZX Exchange, Inc. (the “Exchange”) and trade under the ticker symbol “BTCW”.

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

Prior to December 31, 2023, the Trust had no operations other than matters relating to its organization and registration under the Securities Act of 1933, as amended (the “1933 Act”). WisdomTree, Inc., the parent of the Sponsor, purchased (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000. On December 16, 2024, WisdomTree, Inc. sold 50,000 shares of the Trust for proceeds of $5,637,003 and did not own any Shares of the Trust as of that date. On January 10, 2024, the Trust’s registration statement relating to the continuous public offering of its Shares was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Trust commenced trading on the Exchange on January 11, 2024.

Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”) is the custodian of the Trust with respect to the Trust’s bitcoin holdings, and The Bank of New York Mellon (“BNY”) serves as cash custodian, administrator, fund accountant, and transfer agent for the Trust (the “Trust Administrator” or the “Cash Custodian”).

In the ordinary course of operation, the Trust will sell or redeem its Shares in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). For a subscription of Shares, the subscription shall be in the amount of cash needed to purchase the amount of bitcoin represented by the Basket being created, in each case as calculated by the Trust Administrator. For a redemption of Shares, the Sponsor shall arrange for the bitcoin represented by the Basket to be sold and the cash proceeds distributed. Financial firms that are authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”) will deliver cash to the Trust’s account with the Cash Custodian in exchange for Shares when they purchase Shares and will receive cash (from the Cash Custodian), when they redeem Shares with the Trust. Shares initially comprising the same Basket but sold by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of increases and decreases in the net assets from operations during the reporting period. Actual results could differ from those estimates.

Investment Valuation – The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59 p.m. Eastern Time on the financial statement measurement date.

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

For the six months ended June 30, 2026 and the fiscal year ended December 31, 2025, there were no transfers into or out of Level 3 of the fair value hierarchy.

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

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust Agreement and as set forth in the Prospectus. The Sponsor Fee is 0.25% per annum of the Trust’s average daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Bitcoin Custodian, the Cash Custodian’s Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses. For the six months ended June 30, 2026 and 2025, the Trust accrued a Sponsor Fee of $186,781 and $300,275, respectively.

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

The Trust does not have any income and will need to sell bitcoin at the price available through Coinbase, Inc. (the “Prime Execution Agent”) to cover the Sponsor Fee and expenses not assumed by the Sponsor, if any. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of bitcoin incurred in connection with the fulfillment of a creation and redemption order. Brokerage or transaction costs associated with the sale or transfer of bitcoin are recorded by the Trust as a reduction of realized gain or an increase in realized loss from investment in bitcoin on the Statement of Operations. Reimbursements of brokerage or transaction costs by an Authorized Participant are included in the capital share transactions activity shown on the Statements of Changes in Net Assets as an increase to “Net proceeds from sale of shares” or a decrease to “Cost of shares redeemed”. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor.

To cover the Sponsor Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Prime Execution Agent. The number of bitcoins represented by a Share will decline each time the Trust pays the Sponsor Fee or any Trust expenses not assumed by the Sponsor by transferring or selling bitcoins.

4.	RELATED PARTY TRANSACTIONS

Certain series of the WisdomTree Trust, an open-end management investment company registered under the Investment Company Act of 1940, as amended, and an affiliate of the Sponsor, may, in accordance with their respective investment strategies, purchase shares of the Trust in the secondary market. As of June 30, 2026, one or more WisdomTree Trust funds held approximately 14% of the Trust’s outstanding shares.

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

9.	CREATIONS AND REDEMPTIONS OF SHARES

The Sponsor has the power and authority, without action or approval by the shareholders, to cause the Trust to issue Shares from time to time as it deems necessary and desirable, but only in one or more baskets (“Baskets”) of 5,000 shares based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). The number of Shares authorized is unlimited. From time to time, the Sponsor may cause the Trust to divide or combine the Shares into a greater or lesser number without thereby changing the proportionate beneficial interests in the Trust, or in any way affecting the rights, of the shareholders, without action or approval by the shareholders. The ownership of Shares is recorded on the books of the Trust and/or a transfer agent (or similar agent) for the Trust. No certificates certifying the ownership of Shares are issued except as the Sponsor may otherwise determine from time to time. The Sponsor may make such rules as it considers appropriate for the issuance of share certificates, transfer of Shares and similar matters. The record books of the Trust as kept by the Trust, or by a transfer agent (or similar agent), as the case may be, are conclusive as to the identity of the shareholders and as to the number of Shares held from time to time by each.

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

The total deposit of cash required to create each Basket includes the cash equivalent of an amount of bitcoin that is in the same proportion to the total net assets of the Trust. In order to calculate the amount of cash necessary for a creation Basket, the Trust Administrator multiplies the NAV per share by the number of Shares in a creation Basket (5,000). Each night, the Sponsor or Trust Administrator publishes the amount of cash that will be required in exchange for each creation Basket the next business day. To the extent there is a difference between the price actually paid by the Trust to acquire a creation Basket worth of bitcoin in the creation process compared to the cash value of the creation Basket (i.e., if there is a difference between the amount paid by the Prime Execution Agent on behalf of the Trust to purchase the requisite amount of bitcoin and the valuation of bitcoin as part of the Trust’s NAV calculation), that difference will also be charged to the creating Authorized Participant in the form of a variable fee.

For a redemption of Baskets, the Authorized Participant will be required to submit a redemption order by an early order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. On the date of the Redemption Early Order Cutoff Time, the Trust may choose, in its sole discretion, to enter into a transaction with a bitcoin trading counterparty or the Prime Execution Agent, to sell bitcoin in exchange for cash. Also on the date of the Redemption Early Order Cutoff Time, the Trust instructs the Bitcoin Custodian to prepare to move the associated bitcoin from the Trust’s Vault Balance with the Bitcoin Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, a bitcoin trading counterparty or the Prime Execution Agent, as applicable, delivers the cash to the Trust associated with the Trust’s sale of bitcoin, the Bitcoin Custodian delivers bitcoin to the bitcoin trading counterparty’s account at the Prime Execution Agent or directly to the Prime Execution Agent, as applicable, and the Trust delivers cash to the Authorized Participant. In the event the Trust has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date, the Authorized Participant will be given the option to (1) cancel the redemption order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date. With respect to a redemption order, between the Trust and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized in selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant will be entitled to retain the dollar impact of any such difference.

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

The Trust adopted FASB Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The accounting policies are the same as those described in Note 2 - Summary of Significant Accounting Policies. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements.

11.	FINANCIAL HIGHLIGHTS

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six month periods ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Three Months Ended June 30, 2026 (Unaudited)	For the Three Months Ended June 30, 2025 (Unaudited)	For the Six Months Ended June 30, 2026 (Unaudited)	For the Six Months Ended June 30, 2025 (Unaudited)
Net asset value, beginning of period	$72.02	$87.94	$92.51	$99.04
Investment operations:
Net investment loss	(0.05)	(0.07)	(0.10)	(0.13)
Net realized and unrealized gain (loss)	(9.51)	25.74	(29.95)	14.70
Total from investment operations	(9.56)	25.67	(30.05)	14.57
Net asset value, end of period	$62.46	$113.61	$62.46	$113.61
TOTAL RETURN[1]	(13.27)%	29.19%	(32.48)%	14.71%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$136,477	$165,873	$136,477	$165,873
Ratios to average net assets of:
Expenses[2]	0.25%	0.25%	0.25%	0.25%
Net investment loss[2]	(0.25)%	(0.25)%	(0.25)%	(0.25)%

[1]	Total return calculated for a period of less than one year is not annualized.

[2]	Annualized.

12.	SUBSEQUENT EVENTS

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report.

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

Results of Operations

Selected Financial Highlights for the three and six months ended June 30, 2026 and 2025

	For the Three Months Ended June 30, 2026 (Unaudited)	For the Three Months Ended June 30, 2025 (Unaudited)	For the Six Months Ended June 30, 2026 (Unaudited)	For the Six Months Ended June 30, 2025 (Unaudited)
Net investment loss	$(99,448)	$(95,918)	$(186,781)	$(300,275)
Net realized and unrealized gain (loss) on investment in bitcoin	$(21,338,756)	$37,254,550	$(55,201,133)	$(2,868,511)
Net increase (decrease) in net assets resulting from operations	$(21,438,204)	$37,158,632	$(55,387,914)	$(3,168,786)
Net assets	$136,476,680	$165,872,607	$136,476,680	$165,872,607

For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Net realized and unrealized loss on investment in bitcoin for the three months ended June 30, 2026 was $(21,338,756) which includes a net realized gain of $2,462 on the sale of bitcoin to pay the Sponsor Fee and a net change in unrealized appreciation/depreciation on investment in bitcoin of $(21,341,218). Net realized and unrealized loss on investment in bitcoin for the three-month period ended June 30, 2026 was driven by bitcoin price depreciation from $68,097.76 per bitcoin as of March 31, 2026 to $59,101.49 per bitcoin as of June 30, 2026.

Net decrease in net assets resulting from operations was $(21,438,204) for the three months ended June 30, 2026, which consisted of net investment loss of $(99,448), net realized gain of $2,462 and $(21,341,218) net change in unrealized appreciation/depreciation on investment in bitcoin. Net assets decreased to $136,476,680 at June 30, 2026 and total return (based on NAV per Share) for the three months ended June 30, 2026 was (13.27)%. For the three months ended June 30, 2026, the $(10,795,961) net decrease in net assets resulted from the aforementioned net decrease in net assets resulting from operations partially offset by a $10,642,243 increase resulting from capital share transactions.

Bitcoin delivered negative performance during the second quarter of 2026 as a combination of exchange-traded fund outflows, a more hawkish U.S. interest rate outlook, and shifting investor preferences weighed on digital asset performance. After showing resilience earlier in the quarter, bitcoin came under pressure in June as geopolitical uncertainty surrounding U.S.-Iran tensions, continued uncertainty regarding the regulatory progress of the Digital Asset Market Clarity Act (CLARITY Act), tighter financial conditions, and continued strength in the U.S. dollar reduced demand for risk assets. Despite the price decline, institutional adoption continued to advance, with growing interest in tokenization, corporate bitcoin treasury strategies, and digital asset investment products partially offsetting broader market headwinds. However, these developments were insufficient to offset near-term market headwinds, resulting in weaker bitcoin prices during the quarter.

Net realized and unrealized gain on investment in bitcoin for the three months ended June 30, 2025 was $37,254,550 which includes a realized gain of $35,251 on the sale of bitcoin to pay the Sponsor Fee, a realized gain of $5,477,209 on the sale of bitcoin to meet redemptions and a net change in unrealized appreciation on investment in bitcoin of $31,742,090. Net realized and unrealized gain on investment in bitcoin for the three-month period ended June 30, 2025 was driven by bitcoin price appreciation from $82,944.98 per bitcoin as of March 31, 2025 to $107,221.44 per bitcoin as of June 30, 2025.

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

Bitcoin bounced back in the second quarter of 2025, rallying over 30%. The rebound was driven by strong investment demand with U.S. spot bitcoin exchange-traded products (“ETPs”) seeing strong inflows, a sign of recovering investor confidence. Regulatory progress also supported the rally, with the CLARITY Act, Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) and Anti-CBDC Surveillance State Act all making congressional progress, while Europe continued implementation of the Markets in Crypto-Assets Regulation (MiCA) framework. These regulatory developments offered increased legitimacy for cryptocurrencies like bitcoin and supported bitcoin’s investment case.

For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Net realized and unrealized loss on investment in bitcoin for the six months ended June 30, 2026 was $(55,201,133) which includes a net realized gain of $14,858 on the sale of bitcoin to pay the Sponsor Fee and a net change in unrealized appreciation/depreciation on investment in bitcoin of $(55,215,991). Net realized and unrealized loss on investment in bitcoin for the six-month period ended June 30, 2026 was driven by bitcoin price depreciation from $87,418.55 per bitcoin as of December 31, 2025 to $59,101.49 per bitcoin as of June 30, 2026.

Net decrease in net assets resulting from operations was $(55,387,914) for the six months ended June 30, 2026, which consisted of net investment loss of $(186,781), net realized gain of $14,858 and $(55,215,991) net change in unrealized appreciation/depreciation on investment in bitcoin. Net assets decreased to $136,476,680 at June 30, 2026 and total return (based on NAV per Share) for the six months ended June 30, 2026 was (32.48)%. For the six months ended June 30, 2026, the $(3,210,312) net decrease in net assets resulted from the aforementioned net decrease in net assets resulting from operations partially offset by a $52,177,602 increase resulting from capital share transactions.

Bitcoin generated negative performance during the first half of 2026 as digital asset markets navigated a prolonged period of volatility and declining investor risk appetite. During the first quarter, uncertainty surrounding monetary policy, regulation, and the macroeconomic outlook weighed on sentiment and contributed to the decline in bitcoin prices, especially in January. Market conditions remained challenging in the second quarter as investors continued to favor more defensive assets amid heightened geopolitical, regulatory, and economic uncertainty. While bitcoin benefited from ongoing progress in institutional adoption, including continued development of digital asset investment products and broader integration of blockchain-based financial infrastructure, these structural advances were overshadowed by weaker market demand and persistent pressure across the broader cryptocurrency ecosystem. As a result, bitcoin prices declined over the period, leading to negative year-to-date performance for the Trust.

Net realized and unrealized loss on investment in bitcoin for the six months ended June 30, 2025 was $(2,868,511) which includes a realized gain of $117,436 on the sale of bitcoin to pay the Sponsor Fee, a realized gain of $56,238,619 on the sale of bitcoin to meet redemptions and a net change in unrealized appreciation on investment in bitcoin of $(59,224,566). Net realized and unrealized loss on investment in bitcoin for the six months ended June 30, 2025 was driven by bitcoin price appreciation from $93,358.58 per bitcoin as of December 31, 2024 to $107,221.44 per bitcoin as of June 30, 2025.

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

Bitcoin had a volatile first half of 2025, posting losses in the first quarter as economic concerns eroded investor confidence, triggering a downturn in U.S. stock markets. This led to sharp outflows from spot bitcoin ETPs, the largest since the launch in January 2024. The Bybit hack also added pressure on digital assets. Despite this, regulatory progress including a pro-crypto executive order and crypto-friendly appointments at key regulatory agencies provided support. In the second quarter, bitcoin rebounded nearly 30%, driven by a strong rebound in ETP inflows as global investor risk appetite improved with most U.S. tariffs stalled and emerging trade deal headlines provided optimism. Congressional progress for three key digital assets bills (CLARITY Act, GENIUS Act, Anti-CBDC Surveillance State Act) also provided a boost for bitcoin.

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

As of June 30, 2026, the Trust had a net closing balance of 2,309.689 bitcoins with a value of $135,360,252 based on the Reference Rate Price of $58,605.41, which is calculated pursuant to non-GAAP methodology. As of June 30, 2026, the total market value of the Trust’s bitcoin was $136,506,043, based on the price of bitcoin in the principal market of $59,101.49. For the three-month period ended June 30, 2026, the Trust determined that Coinbase was its principal market.

The following chart illustrates the movement in the Market Price per Share and the Trust’s NAV per Share for the six months ended June 30, 2026.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the three and six months ended June 30, 2026.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price‡	Principal Market Price
For the three-month period ended June 30, 2026	$81,915.01	$81,579.16	Reference Rate: 5/11/26; Principal Market: 5/5/26	$58,605.41	$59,101.49	6/30/26	$58,605.41	$59,101.49
For the six-month period ended June 30, 2026	$97,546.85	$96,288.01	1/14/26	$58,605.41	$59,101.49	6/30/26	$58,605.41	$59,101.49

‡	The Reference Rate Price shown is as of the last business day during the period.

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

The Sponsor Fee is calculated on a daily basis (accrued at 1/365, or 1/366 in a leap year, of the applicable annual Sponsor Fee percentage multiplied by the Trust’s NAV) and paid on a monthly basis. To cover the Sponsor Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Prime Execution Agent to convert bitcoin held by the Trust into U.S. dollars. Because the Trust does not have any income, it will need to sell bitcoin to cover the Sponsor Fee and expenses not assumed by the Sponsor, if any. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities is sales of bitcoin held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to sell bitcoin to pay the Sponsor Fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

To cover the Sponsor Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Prime Execution Agent. The number of bitcoins represented by a Share will decline each time the Trust pays the Sponsor Fee or any Trust expenses not assumed by the Sponsor by transferring or selling bitcoins. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. However, under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of bitcoin incurred in connection with the fulfillment of a creation or redemption order.

The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, and Marketing Agent, the Custodians’ Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. There is no cap on the amount of these Sponsor paid expenses.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the 1934 Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A summary of the principal factors that make an investment in the Shares speculative or risky are contained in the Trust’s 2025 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust did not redeem any Shares during the quarter ended June 30, 2026 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price of Bitcoin Per Share
April 1, 2026 – April 30, 2026	NONE	—
May 1, 2026 – May 31, 2026	NONE	—
June 1, 2026 – June 30, 2026	NONE	—
Total	NONE	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

WisdomTree Bitcoin Fund

Dated: August 12, 2026	By:	/s/ Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: August 12, 2026	By:	/s/ David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

