Form 10-Q
period 2026-09-30
WisdomTree Bitcoin Fund
filed 2026-11-13
CIK 1850391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number: 001-41911

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

Indicate the number of outstanding Shares as of September 30, 2026: 1,945,000

WISDOMTREE BITCOIN FUND

QUARTER ENDED SEPTEMBER 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the WisdomTree Bitcoin Fund’s (the “Trust”) operations, WisdomTree Digital Commodity Services, LLC’s (the “Sponsor”) plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including any special considerations discussed in this quarterly report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) and in other U.S. Securities and Exchange Commission (“SEC”) filings by the Trust, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, systemic market events impacting the value of bitcoin, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common shares of beneficial interest (the “Shares”). None of the Trust, the Sponsor, or the Delaware Trust Company (the “Trustee”) or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this quarterly report refer to the Trust.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Bitcoin Fund
Statements of Assets and Liabilities
September 30, 2026 and December 31, 2025

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS:
Investment in bitcoin, at cost	$141,066,446	$106,564,016
Investment in bitcoin, at fair value (Note 2)	171,976,861	139,717,030
Total Assets	171,976,861	139,717,030
LIABILITIES:
Sponsor Fee payable (Note 3)	34,715	30,038
Total Liabilities	34,715	30,038
COMMITMENTS AND CONTINGENCIES (Note 5)	–	–
NET ASSETS	$171,942,146	$139,686,992

Net Assets consist of:
Capital Stock	$81,737,295	$47,880,456
Total earnings (loss)	90,204,851	91,806,536
NET ASSETS	$171,942,146	$139,686,992
Outstanding beneficial interest shares of $0.0001 par value (unlimited number of shares authorized)	1,945,000	1,510,000
Net Asset Value Per Share	$88.40	$92.51

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Schedules of Investment

September 30, 2026

(Unaudited)

Investment	Quantity	Value
DIGITAL ASSETS – 100.0%
Bitcoin(a)	2,055	$171,976,861
TOTAL INVESTMENT IN BITCOIN
(Cost: $141,066,446)		171,976,861
Liabilities in excess of Other Assets – (0.0)%		(34,715)
NET ASSETS – 100.0%		$171,942,146

(a)	Non-income producing.

FAIR VALUATION SUMMARY

The following is a summary of the fair valuations according to the inputs used in valuing the Trust’s investments (See Note 2 – Investment Valuation):

	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in bitcoin
Digital Assets	$171,976,861	$—	$—	$171,976,861
Total Investment in bitcoin	$171,976,861	$—	$—	$171,976,861

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

WisdomTree Bitcoin Fund

Statements of Operations

(Unaudited)

	For the Three Months ended September 30, 2026	For the Three Months ended September 30, 2025	For the Nine Months ended September 30, 2026	For the Nine Months ended September 30, 2025
INVESTMENT INCOME:
Total investment income	$–	$–	$–	$–

EXPENSES:
Sponsor Fee (Note 3)	97,653	113,409	284,434	413,684
Total expenses	97,653	113,409	284,434	413,684
Net investment loss	(97,653)	(113,409)	(284,434)	(413,684)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT:
Net realized gain (loss) from investment in bitcoin sold to pay Sponsor Fee	(2,491)	46,950	12,367	164,386
Net realized gain from investment in bitcoin sold for redemption of Shares	912,981	–	912,981	56,238,619
Net change in unrealized appreciation/depreciation on investment in bitcoin	52,973,392	10,775,996	(2,242,599)	(48,448,570)
Net realized and unrealized gain (loss) on investment in bitcoin	53,883,882	10,822,946	(1,317,251)	7,954,435
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$53,786,229	$10,709,537	$(1,601,685)	$7,540,751

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Changes in Net Assets

(Unaudited)

	For the Three Months ended September 30, 2026	For the Three Months ended September 30, 2025	For the Nine Months ended September 30, 2026	For the Nine Months ended September 30, 2025

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(97,653)	$(113,409)	$(284,434)	$(413,684)
Net realized gain (loss) from investment in bitcoin sold to pay Sponsor Fee	(2,491)	46,950	12,367	164,386
Net realized gain from investment in bitcoin sold for redemption of Shares	912,981	–	912,981	56,238,619
Net change in unrealized appreciation/depreciation on investment in bitcoin	52,973,392	10,775,996	(2,242,599)	(48,448,570)
Total increase (decrease) in net assets resulting from operations	53,786,229	10,709,537	(1,601,685)	7,540,751

CAPITAL SHARE TRANSACTIONS:
Net proceeds from sale of shares	–	5,414,370	52,177,602	34,326,646
Cost of shares redeemed	(18,320,763)	–	(18,320,763)	(220,388,115)
Net increase (decrease) in net assets resulting from capital share transactions	(18,320,763)	5,414,370	33,856,839	(186,061,469)
Net Increase (Decrease) in Net Assets	35,465,466	16,123,907	32,255,154	(178,520,718)

NET ASSETS:
Beginning of period	$136,476,680	$165,872,607	$139,686,992	$360,517,232
End of period	$171,942,146	$181,996,514	$171,942,146	$181,996,514

SHARES CREATED AND REDEEMED
Shares outstanding, beginning of period	2,185,000	1,460,000	1,510,000	3,640,000
Shares created	–	45,000	675,000	320,000
Shares redeemed	(240,000)	–	(240,000)	(2,455,000)
Shares outstanding, end of period	1,945,000	1,505,000	1,945,000	1,505,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended September 30, 2026	For the Nine Months ended September 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,601,685)	$7,540,751
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Purchases of bitcoin	(52,177,602)	(34,327,170)
Proceeds from sales of bitcoin sold for net redemption of Shares	18,320,763	220,388,588
Proceeds from sales of bitcoin sold to pay Sponsor Fee	279,757	456,017
Net realized gain from investment in bitcoin sold for redemption of Shares	(912,981)	(56,238,619)
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	(12,367)	(164,386)
Net change in unrealized appreciation/depreciation from investment in bitcoin	2,242,599	48,448,570
Changes in assets and liabilities:
Increase (decrease) in Sponsor Fee payable	4,677	(42,282)
Net cash provided by (used for) operating activities	(33,856,839)	186,061,469
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of shares	52,177,602	34,326,646
Cost of shares redeemed	(18,320,763)	(220,388,115)
Net cash provided by (used for) financing activities	33,856,839	(186,061,469)
Net increase (decrease) in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	$–	$–

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

WisdomTree Bitcoin Fund

Notes to Unaudited Financial Statements

September 30, 2026

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

Prior to December 31, 2023, the Trust had no operations other than matters relating to its organization and registration under the Securities Act. WisdomTree, Inc., the parent of the Sponsor, purchased (i) $50,000 in Shares at a price per Share of $50 on December 22, 2023, and (ii) $2,450,000 in Shares at a price per Share of $50 on January 8, 2024, for a total of $2,500,000. On December 16, 2024, WisdomTree, Inc. sold 50,000 Shares of the Trust for proceeds of $5,637,003 and did not own any Shares of the Trust after that date. On January 10, 2024, the Trust’s registration statement relating to the continuous public offering of its Shares was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Trust commenced trading on the Exchange on January 11, 2024.

Coinbase Custody Trust Company LLC (the “Bitcoin Custodian”) is the custodian of the Trust with respect to the Trust’s bitcoin holdings, and The Bank of New York Mellon serves as cash custodian, administrator, fund accountant, and transfer agent for the Trust (as the context dictates, the “Trust Administrator,” “Transfer Agent,” “Fund Accountant,” or the “Cash Custodian”).

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

For the nine months ended September 30, 2026 and the fiscal year ended December 31, 2025, there were no transfers into or out of Level 3 of the fair value hierarchy.

The following table represents the changes in quantity of bitcoin held and the respective changes in value during the nine months ended September 30, 2026 and the fiscal year ended December 31, 2025:

	For the nine months ended September 30, 2026		For the fiscal year ended December 31, 2025
	Quantity	Value	Quantity	Value
Balance at beginning of period	1,598	$139,717,030	3,862	$360,596,442
Purchases of bitcoin	714	52,177,602	408	42,253,604
Proceeds from sales of bitcoin sold for net redemption of Shares	(253)	(18,320,763)	(2,667)	(226,414,396)
Proceeds from sales of bitcoin sold to pay Sponsor Fee	(4)	(279,757)	(5)	(564,573)
Net realized gain from investment in bitcoin sold for redemption of Shares	–	912,981	–	58,050,599
Net realized gain from investment in bitcoin sold to pay Sponsor Fee	–	12,367	–	203,713
Net change in unrealized appreciation/depreciation from investment in bitcoin	–	(2,242,599)	–	(94,408,359)
Balance at end of period	2,055	$171,976,861	1,598	$139,717,030

Income Taxes – The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Rather, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets, and a pro rata portion of the Trust’s income, gains, losses, and deductions will “flow through” to each beneficial owner of Shares. The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. Open tax years are those years that are open for examination by the relevant income taxing authority. All tax years since inception remain open for examination. There were no examinations in progress at period end.

3.	EXPENSES, ORGANIZATION AND OFFERING COSTS

The Trust pays the Sponsor a fee (the “Sponsor Fee”) in accordance with the Trust Agreement and as set forth in the Trust’s prospectus. The Sponsor Fee is 0.25% per annum of the Trust’s average daily net asset value. The Sponsor Fee will accrue daily and be payable monthly in U.S. dollars. The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Marketing Agent, Bitcoin Custodian, Cash Custodian, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s organization and the initial sale of the Shares. There is no cap on the amount of these Sponsor paid expenses. For the nine months ended September 30, 2026 and 2025, the Trust accrued a Sponsor Fee of $284,434 and $413,684, respectively.

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

The Trust does not have any income and will need to sell bitcoin at the price available through Coinbase, Inc. (the “Prime Execution Agent”) to cover the Sponsor Fee and expenses not assumed by the Sponsor, if any. The Trust is responsible for paying any costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin. Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of bitcoin incurred in connection with the fulfillment of a creation and redemption order. Brokerage or transaction costs associated with the sale or transfer of bitcoin are recorded by the Trust as a reduction of realized gain or an increase in realized loss from investment in bitcoin on the Statements of Operations. Reimbursements of brokerage or transaction costs by an Authorized Participant are included in the capital share transactions activity shown on the Statements of Changes in Net Assets as an increase to “Net proceeds from sale of shares” or a decrease to “Cost of shares redeemed”. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor.

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

Certain series of the WisdomTree Trust, an open-end management investment company registered under the Investment Company Act of 1940, as amended, and an affiliate of the Sponsor, may, in accordance with their respective investment strategies, purchase Shares of the Trust in the secondary market. As of September 30, 2026, one or more WisdomTree Trust funds held approximately 17% of the Trust’s outstanding shares.

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

The Sponsor has the power and authority, without action or approval by the shareholders, to cause the Trust to issue Shares from time to time as it deems necessary and desirable, but only in one or more Baskets based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). The number of Shares authorized is unlimited. From time to time, the Sponsor may cause the Trust to divide or combine the Shares into a greater or lesser number without thereby changing the proportionate beneficial interests in the Trust, or in any way affecting the rights of the shareholders, without action or approval by the shareholders. The ownership of Shares is recorded on the books of the Trust and/or a transfer agent (or similar agent) for the Trust. No certificates certifying the ownership of Shares are issued except as the Sponsor may otherwise determine from time to time. The Sponsor may make such rules as it considers appropriate for the issuance of share certificates, transfer of Shares and similar matters. The record books of the Trust as kept by the Trust, or by a transfer agent (or similar agent), as the case may be, are conclusive as to the identity of the shareholders and as to the number of Shares held from time to time by each.

Authorized Participants are the only persons that may place orders to create or redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions, (ii) be a participant in The Depository Trust Company, and (iii) have entered into an Authorized Participant Agreement with the Trust.

The total deposit of cash required to create each Basket includes the cash equivalent of an amount of bitcoin that is in the same proportion to the total net assets of the Trust. In order to calculate the amount of cash necessary for a creation Basket, the Trust Administrator multiplies the net asset value (“NAV”) per share by the number of Shares in a creation Basket (5,000). Each night, the Sponsor or Trust Administrator publishes the amount of cash that will be required in exchange for each creation Basket the next business day. To the extent there is a difference between the price actually paid by the Trust to acquire a creation Basket worth of bitcoin in the creation process compared to the cash value of the creation Basket (i.e., if there is a difference between the amount paid by the Prime Execution Agent on behalf of the Trust to purchase the requisite amount of bitcoin and the valuation of bitcoin as part of the Trust’s NAV calculation), that difference will also be charged to the creating Authorized Participant in the form of a variable fee.

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

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three- and nine-month periods ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Selected data for a share of beneficial interest outstanding throughout each period is presented below:

	For the Three Months Ended September 30, 2026 (Unaudited)	For the Three Months Ended September 30, 2025 (Unaudited)	For the Nine Months Ended September 30, 2026 (Unaudited)	For the Nine Months Ended September 30, 2025 (Unaudited)
Net asset value, beginning of period	$62.46	$113.61	$92.51	$99.04
Investment operations:
Net investment loss	(0.05)	(0.08)	(0.14)	(0.20)
Net realized and unrealized gain (loss)	25.99	7.40	(3.97)	22.09
Total from investment operations	25.94	7.32	(4.11)	21.89
Net asset value, end of period	$88.40	$120.93	$88.40	$120.93
TOTAL RETURN[1]	41.53%	6.44%	(4.44)%	22.10%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (000’s omitted)	$171,942	$181,997	$171,942	$181,997
Ratios to average net assets of:
Expenses[2]	0.25%	0.25%	0.25%	0.25%
Net investment loss[2]	(0.25)%	(0.25)%	(0.25)%	(0.25)%

[1]	Total return calculated for a period of less than one year is not annualized.

[2]	Annualized.

12.	SUBSEQUENT EVENTS

The Sponsor has evaluated all subsequent transactions and events through the date on which these financial statements were issued and has determined that no additional items require disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, “Cautionary Note Regarding Forward-Looking Statements,” and the risks described in Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report.

Critical Accounting Policies and Estimates

Fair Value Determination

The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with ASC 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined its principal market for GAAP reporting for its bitcoin investment to be the bitcoin platform operated by Coinbase, Inc. and utilizes an exchange-traded price from that principal market as of 11:59 p.m. Eastern Time on the financial statement measurement date. The Sponsor will perform other procedures (consistent with GAAP) to value an investment in bitcoin when a market quote is not available.

Results of Operations

Selected Financial Highlights for the three and nine months ended September 30, 2026 and 2025

	For the Three Months Ended September 30, 2026 (Unaudited)	For the Three Months Ended September 30, 2025 (Unaudited)	For the Nine Months Ended September 30, 2026 (Unaudited)	For the Nine Months Ended September 30, 2025 (Unaudited)
Net investment loss	$(97,653)	$(113,409)	$(284,434)	$(413,684)
Net realized and unrealized gain (loss) on investment in bitcoin	$53,883,882	$10,822,946	$(1,317,251)	$7,954,435
Net increase (decrease) in net assets resulting from operations	$53,786,229	$10,709,537	$(1,601,685)	$7,540,751
Net assets	$171,942,146	$181,996,514	$171,942,146	$181,996,514

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Net realized and unrealized gain on investment in bitcoin for the three months ended September 30, 2026 was $53,883,882 which includes a net realized loss of $(2,491) on the sale of bitcoin to pay the Sponsor Fee, a net realized gain of $912,981 on the sale of bitcoin to meet redemptions and a net change in unrealized appreciation/depreciation on investment in bitcoin of $52,973,392. Net realized and unrealized gain on investment in bitcoin for the three-month period ended September 30, 2026 was driven by bitcoin price appreciation from $59,101.49 per bitcoin as of June 30, 2026 to $83,697.25 per bitcoin as of September 30, 2026.

Net increase in net assets resulting from operations was $53,786,229 for the three months ended September 30, 2026, which consisted of net investment loss of $(97,653), net realized gain of $910,490 and $52,973,392 net change in unrealized appreciation/depreciation on investment in bitcoin. Net assets increased to $171,942,146 at September 30, 2026 and total return (based on NAV per Share) for the three months ended September 30, 2026 was 41.53%. For the three months ended September 30, 2026, the $35,465,466 net increase in net assets resulted from the aforementioned net increase in net assets resulting from operations partially offset by a $(18,320,763) decrease resulting from capital share transactions.

Bitcoin posted strong gains during the third quarter of 2026, rebounding from significant declines experienced during the first half of the year. The recovery accelerated in August and was supported by renewed investor demand for digital asset products, including substantial net inflows into U.S. spot bitcoin exchange-traded funds. The U.S. Treasury’s announcement in August that it would increase its purchases of longer-dated Treasury securities through its liquidity support buyback program also contributed to improving market sentiment. Despite continued geopolitical uncertainty, the Federal Reserve’s decision to raise interest rates in September and the failure of the CLARITY Act to advance in the U.S. Senate, bitcoin maintained much of its quarterly gains, reflecting a broader recovery in digital asset markets.

Net realized and unrealized gain on investment in bitcoin for the three months ended September 30, 2025 was $10,822,946 which includes a net realized gain of $46,950 on the sale of bitcoin to pay the Sponsor Fee and a net change in unrealized appreciation on investment in bitcoin of $10,775,996. Net realized and unrealized gain on investment in bitcoin for the three-month period ended September 30, 2025 was driven by bitcoin price appreciation from $107,221.44 per bitcoin as of June 30, 2025 to $114,198.94 per bitcoin as of September 30, 2025.

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

Bitcoin posted positive returns in the third quarter of 2025 as supportive regulatory developments related to digital assets in the United States, such as the digital assets market structure bill, the CLARITY Act, and the Anti-CBDC Surveillance State Act progressed, and the passage of the stablecoin-focused legislation, the GENIUS Act. The broader macroeconomic backdrop also lent support, with the restart of the Federal Reserve’s easing cycle supporting the appetite for digital asset products.

For the three months ended September 30, 2026, the Trust recorded a net increase in net assets resulting from operations of $53.8 million, compared to $10.7 million for the corresponding period in 2025. This increase was primarily attributable to higher net realized and unrealized gains on bitcoin investments of $53.9 million in 2026, compared to $10.8 million in 2025, reflecting significantly greater bitcoin price appreciation during the third quarter of 2026. Total return (based on NAV per Share) was 41.53% in 2026, compared to 6.44% in 2025. The increase in net assets resulting from operations in 2026 was partially offset by $18.3 million in net redemptions, whereas the corresponding period in 2025 benefited from $5.4 million in net capital share creations.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Net realized and unrealized loss on investment in bitcoin for the nine months ended September 30, 2026 was $(1,317,251) which includes a net realized gain of $12,367 on the sale of bitcoin to pay the Sponsor Fee, a net realized gain of $912,981 on the sale of bitcoin to meet redemptions and a net change in unrealized appreciation/depreciation on investment in bitcoin of $(2,242,599). Net realized and unrealized loss on investment in bitcoin for the nine-month period ended September 30, 2026 was driven by bitcoin price depreciation from $87,418.55 per bitcoin as of December 31, 2025 to $83,697.25 per bitcoin as of September 30, 2026.

Net decrease in net assets resulting from operations was $(1,601,685) for the nine months ended September 30, 2026, which consisted of net investment loss of $(284,434), net realized gain of $925,348 and $(2,242,599) net change in unrealized appreciation/depreciation on investment in bitcoin. Net assets increased to $171,942,146 at September 30, 2026 and total return (based on NAV per Share) for the nine months ended September 30, 2026 was (4.44)%. For the nine months ended September 30, 2026, the $32,255,154 net increase in net assets resulted from a $33,856,839 increase resulting from capital share transactions, partially offset by a $(1,601,685) decrease resulting from operations.

Bitcoin experienced significant volatility during the first nine months of 2026, declining substantially during the first half of the year before rebounding in the third quarter. During the first six months, bitcoin prices faced downward pressure from persistent inflation concerns, elevated interest rates, geopolitical uncertainty and substantial outflows from U.S. spot bitcoin exchange-traded funds. Market sentiment improved during the third quarter, particularly in August and September, as renewed institutional demand, positive fund flows and the U.S. Treasury’s announcement of expanded liquidity support buybacks contributed to a recovery in digital asset prices. However, concerns regarding the Federal Reserve’s monetary policy outlook and continued uncertainty surrounding digital asset regulation, including the failure of the CLARITY Act to advance in the Senate, remained headwinds. Despite the substantial recovery in the third quarter, bitcoin ended the nine-month period modestly below its December 31, 2025 levels.

Net realized and unrealized gain on investment in bitcoin for the nine months ended September 30, 2025 was $7,954,435 which includes a net realized gain of $164,386 on the sale of bitcoin to pay the Sponsor Fee, a net realized gain of $56,238,619 on the sale of bitcoin to meet redemptions and a net decrease in unrealized appreciation on investment in bitcoin of $(48,448,570). Net realized and unrealized gain on investment in bitcoin for the nine months ended September 30, 2025 was driven by bitcoin price appreciation from $93,358.58 per bitcoin as of December 31, 2024 to $114,198.94 per bitcoin as of September 30, 2025.

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

For the nine months ended September 30, 2026, the Trust recorded a net decrease in net assets resulting from operations of $1.6 million, compared to a net increase of $7.5 million for the corresponding period in 2025. This change was primarily attributable to a net realized and unrealized loss on bitcoin investments of $1.3 million in 2026, compared to a gain of $8.0 million in 2025, reflecting bitcoin price depreciation during the first nine months of 2026 compared to price appreciation during the corresponding period in 2025. Total return (based on NAV per Share) was (4.44)% in 2026, compared to 22.10% in 2025. Despite the decrease resulting from operations, net assets increased during 2026 due to $33.9 million in net capital share transactions, compared to a $186.1 million decrease resulting from capital share transactions during the corresponding period in 2025.

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

The Sponsor believes that the Reference Rate will be reflective of a reasonable valuation of the average spot price of bitcoin. However, in the event the Reference Rate was not available or determined by the Sponsor to not be reliable, the Sponsor would “fair value” the Trust’s bitcoin holdings. The Sponsor does not anticipate that the need to “fair value” bitcoin will be a common occurrence. The Sponsor reserves the right to replace the Reference Rate with another valuation methodology which it believes will accurately track the price of bitcoin. If the Sponsor makes the decision to materially change the valuation methodology or replace either the Reference Rate or CF Benchmarks Ltd. (the “Benchmark Administrator”), the Sponsor will notify shareholders via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Sponsor publishes the NAV, NAV per Share and the Trust’s bitcoin holdings at www.wisdomtree.com/investments after their determination and availability. Reference Rate data and the description of the Reference Rate are based on information made publicly available by the Benchmark Administrator on its website at https://www.cfbenchmarks.com.

As of September 30, 2026, the Trust had a net closing balance of 2,054.749 bitcoins with a value of $172,027,326 based on the Reference Rate price of $83,721.81, which is calculated pursuant to non-GAAP methodology. As of September 30, 2026, the total market value of the Trust’s bitcoin was $171,976,861, based on the price of bitcoin in the principal market of $83,697.25. For the three-month period ended September 30, 2026, the Trust determined that Coinbase, Inc. was its principal market.

The following chart illustrates the movement in the market price per Share and the Trust’s NAV per Share for the nine months ended September 30, 2026.

The table below illustrates the high and low price of bitcoin as represented by the Reference Rate and the principal market during the three and nine months ended September 30, 2026.

	High			Low			End of Period
Period	Reference Rate Price	Principal Market Price	Date	Reference Rate Price	Principal Market Price	Date	Reference Rate Price‡	Principal Market Price
For the three-month period ended September 30, 2026	$86,432.41	$86,696.41	9/22/26	$60,145.90	$60,985.77	7/1/26	$83,721.81	$83,697.25
For the nine-month period ended September 30, 2026	$97,546.85	$96,288.01	1/14/26	$58,605.41	$59,101.49	6/30/26	$83,721.81	$83,697.25

‡	The Reference Rate price shown is as of the last business day during the period.

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

The Trust’s only ordinary recurring expense is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, and Marketing Agent, the Cash Custodian’s Fee, the Bitcoin Custodian’s Fee, Exchange listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. There is no cap on the amount of these Sponsor paid expenses.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust redeemed 240,000 Shares (48 Baskets) during the quarter ended September 30, 2026, as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
July 1, 2026 – July 31, 2026	75,000	$68.41
August 1, 2026 – August 31, 2026	60,000	$66.90
September 1, 2026 – September 30, 2026	105,000	$87.39
Total	240,000	$76.34

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

WisdomTree Bitcoin Fund

Dated: November 13, 2026	By:	/s/ Jeremy Schwartz
	Name:	Jeremy Schwartz
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: November 13, 2026	By:	/s/ David Castano
	Name:	David Castano
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of WisdomTree Digital Commodity Services, LLC, the Sponsor of the registrant.

